Form 10QSB
period 2007-03-31
Hometown Bancorp,Inc.
filed 2007-06-27
CIK 1392922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-52674

HOMETOWN BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

United States	02-0783010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Main Street, Walden, New York 12586

(Address of principal executive offices)

(845) 778-2171

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 27, 2007 there were 100 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Hometown Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
	(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$3,252	$2,726
Interest bearing demand deposits with banks	369	539

Cash and Cash Equivalents	3,621	3,265

Securities available for sale	998	997
Securities held to maturity (fair value 2007 $10,979; 2006 $11,016)	10,994	11,044
Loans held for sale	419	1,168
Loans receivable, net of allowance for loan losses (2007 $677; 2006 $623)	103,303	96,665
Premises and equipment, net	2,487	2,527
Federal Home Loan Bank stock, at cost	119	233
Accrued interest receivable and other assets	1,639	1,514

Total Assets	$123,580	$117,413

Liabilities and Stockholder’s Equity
Liabilities
Deposits:
Non-interest bearing	$17,474	$18,692
Interest bearing	95,730	85,826

Total Deposits	113,204	104,518

Federal Home Loan Bank advances	—	2,525
Advances from borrowers for taxes and insurance	361	432
Accrued interest payable	500	384
Other liabilities	814	1,034

Total Liabilities	114,879	108,893

Commitments and Contingencies	—	—

Stockholder’s Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	—	—
Common stock, $0.01 par value; 7,000,000 shares authorized; issued and outstanding (2007 100 shares; 2006 100 shares)	—	—
Paid-in capital	150	150
Retained earnings	8,552	8,372
Accumulated other comprehensive loss	(1)	(2)

Total Stockholder’s Equity	8,701	8,520

Total Liabilities and Stockholder’s Equity	$123,580	$117,413

See notes to consolidated financial statements.

Hometown Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Interest Income
Loans receivable, including fees	$1,920	$1,508
Securities, taxable	143	47
Other	30	53

Total Interest Income	2,093	1,608

Interest Expense
Deposits	710	421
Federal Home Loan Bank advances	47	1

Total Interest Expense	757	422

Net Interest Income	1,336	1,186

Provision for Loan Losses	59	10

Net Interest Income after Provision for Loan Losses	1,277	1,176

Other Income
Banking fees and service charges	268	169
Mortgage banking income, net	127	73
Investment brokerage fees	12	13
Realized losses on sales of securities	(2)	—
Foreclosed assets, net	—	(15)
Other	22	14

Total Other Income	427	254

Other Expenses
Salaries and employee benefits	863	771
Occupancy and equipment	155	136
Professional fees	28	50
Advertising and marketing	60	60
Data processing	118	103
Telephone and postage	46	45
Other	140	104

Total Other Expenses	1,410	1,269

Income before Income Taxes	294	161

Income Tax Expense	114	59

Net Income	$180	$102

See notes to consolidated financial statements.

Hometown Bancorp, Inc.

Consolidated Statements of Stockholder’s Equity

Three Months Ended March 31, 2007 and 2006

(In Thousands) (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2005	$—	$—	$7,809	$(45)	$7,764

Comprehensive income:
Net income	—	—	102	—	102
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	—	—	—	(7)	(7)

Total Comprehensive Income					95

Balance - March 31, 2006	$—	$—	$7,911	$(52)	$7,859

Balance - December 31, 2006	$—	$150	$8,372	$(2)	$8,520

Comprehensive income:
Net income	—	—	180	—	180
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and taxes	—	—	—	1	1

Total Comprehensive Income					181

Balance - March 31, 2007	$—	$150	$8,552	$(1)	$8,701

See notes to consolidated financial statements.

Hometown Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$180	$102
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	53	44
Provision for loan losses	59	10
Amortization of mortgage servicing rights	39	48
Net amortization (accretion) of securities premiums and discounts	(25)	1
Net realized loss on sales of securities	2	—
Net gain on sale of loans	(86)	(32)
Loans originated for sale	(5,290)	(2,610)
Proceeds from sale of loans	6,125	2,289
Increase in accrued interest receivable and other assets	(164)	(89)
Decrease in accrued interest payable and other liabilities	(104)	(44)

Net Cash Provided (Used) by Operating Activities	789	(281)

Cash Flows from Investing Activities
Activity in available for sale securities:
Purchases	—	(30)
Activity in held to maturity securities:
Purchases	(9,000)	—
Maturities, calls and principal repayments	76	59
Proceeds from sales	8,997	—
Net increase in loans receivable	(6,697)	(2,647)
Net decrease in Federal Home Loan Bank stock	114	—
Purchases of bank premises and equipment	(13)	(48)

Net Cash Used by Investing Activities	(6,523)	(2,666)

Cash Flows from Financing Activities
Net increase in deposits	8,686	3,089
Net decrease in Federal Home Loan Bank advances	(2,525)	—
Decrease in advances from borrowers for taxes and insurance	(71)	(76)

Net Cash Provided by Financing Activities	6,090	3,013

Net Increase in Cash and Cash Equivalents	356	66

Cash and Cash Equivalents - Beginning	3,265	5,802

Cash and Cash Equivalents - Ending	$3,621	$5,868

Supplementary Cash Flows Information
Interest paid	$641	$411

Income taxes paid	$—	$—

Hometown Bancorp, Inc.

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2006 and 2005, included in its prospectus, dated May 14, 2007.

Note 2 - Stock Issuance

On January 18, 2007, the Board of Directors of the Company unanimously adopted a Plan of Stock Issuance (the “Plan”). On May 14, 2007, the Securities and Exchange Commission declared the Company’s registration statement, which registered up to 1,071,225 shares of the Company’s common stock for sale, effective. Pursuant to the Plan, the Company offered up to 1,071,225 shares of its common stock to eligible account holders, its tax-qualified employee benefit plans and members of the general public.

The Company recently announced that it had received orders for approximately 1,071,225 shares in the subscription offering, including shares to be purchased by the Company’s employee stock ownership plan. The offering is expected to close by late June 2007. Offering costs have been deferred and will be deducted from the proceeds of the shares sold in the stock offering.

Note 3 - Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FASB Interpretation No. 48 did not have a significant impact on the Company’s consolidated financial statements.

Note 4 – Directors’ Retirement Plan

Effective as of March 9, 2007, the Bank adopted a directors’ retirement plan for the benefit of non-employee directors. Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination of service. Service and interest costs incurred by the Bank for the three months ended March 31, 2007 are immaterial.

Note 5 – Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$2	$(12)
Reclassification adjustment for losses included in net income	—	—

	2	(12)
Change in Net Unrealized Losses

Income tax effect	(1)	5

Net of Tax Amount	$1	$(7)

Note 6 – Earnings Per Share

Earnings per share have not been presented as the stock offering referred to in Note 2 has not been completed and such information would not be meaningful at this time.

Note 7 – Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate market values in our area, and changes in relevant accounting principles and guidelines.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We have identified the allowance for loan losses as our critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent credit risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

General

Hometown Bancorp, Inc. is the holding company for Walden Federal Savings and Loan Association. Walden Federal operates from five offices in Orange County, New York. Walden Federal is primarily engaged in the business of attracting deposits from the general public and using those funds to originate one- to four-family real estate, multi-family and commercial real estate loans and construction, land, commercial and consumer loans, which, with the exception of long-term (more than 10 year terms) fixed-rate one- to four-family real estate loans, we primarily hold for investment. In addition, a segment of our lending business involves the purchase and sale of loan participation interests. We also offer insurance and investment services through Walden Federal.

Balance Sheet Analysis

Overview. Total assets increased $6.2 million, or 5.3%, to $123.6 million during the three months ended March 31, 2007, reflecting the results of our branch expansion and the growth of our loan portfolio. In the three months ended March 31, 2007, the loan portfolio grew $5.9 million, or 6.0%, with the growth concentrated primarily in the residential real estate, commercial and land loan portfolios.

Asset growth during the three months ended March 31, 2007 was funded through an increase of deposits. During the three months ended March 31, 2007, deposits grew $8.7 million to $113.2 million. The increase in deposits was primarily due to our branch expansion and our promotion of certificate of deposit accounts. We had no borrowings at March 31, 2007.

Total stockholder’s equity increased $181,000 in the three months ended March 31, 2007 to $8.7 million due primarily to net income of $180,000.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans (1)	$101,323	$1,920	7.58%	$83,487	$1,508	7.23%
Investment securities	12,289	143	4.65	5,356	47	3.51
Other interest-earning assets	2,733	30	4.39	4,950	53	4.28

Total interest-earning assets	116,345	2,093	7.20	93,793	1,608	6.86

Non-interest-earning assets	4,649			4,910

Total assets	$120,994			$98,703

Liabilities and stockholder’s equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,216	4	0.26	$6,832	4	0.23
Money market accounts	15,099	95	2.52	18,935	110	2.32
Savings accounts	13,408	16	0.48	14,865	18	0.48
Certificates of deposit	54,745	595	4.35	33,092	289	3.49
Borrowings	3,442	47	5.46	114	1	3.51

Total interest-bearing deposits	92,910	757	3.26	73,838	422	2.29

Non-interest-bearing demand deposits (1)	17,453			15,814
Other non-interest-bearing liabilities	1,966			1,156

Total liabilities	112,329			90,808

Stockholder’s equity	8,665			7,895

Total liabilities and stockholder’s equity	$120,994			$98,703

Net interest income		$1,336			$1,186

Interest rate spread			3.94			4.57
Net interest margin			4.59			5.06
Average interest-earning assets to average interest-bearing liabilities	125.22%			127.03%

(1)	The calculation of yields and costs includes average balances of $2.8 million and $1.0 million in letters of credit categorized as land loans on which no interest was earned for the three months ended March 31, 2007 and 2006, respectively. These letters of credit are also included in non-interest-bearing demand deposits on which no interest was paid.

Loans. At March 31, 2007, total loans, net, were $103.7 million, or 83.9% of total assets. In the three months ended March 31, 2007, the loan portfolio grew $5.9 million, or 6.0%, with the growth distributed across most categories of the loan portfolio, particularly one- to four-family residential real estate loans, commercial real estate and land loans. The growth of the loan portfolio was primarily the result of new development within parts of our market area and our increased emphasis on this type of lending.

Nonperforming Assets. The following table provides information with respect to our non-performing assets at the dates indicated. The Company had no troubled debt restructurings during the quarter ended March 31, 2007 and at December 31, 2006. There were no accruing loans past due 90 days or more for the period ended March 31, 2007 and at December 31, 2006.

(Dollars in thousands)	March 31, 2007	December 31, 2006
Nonaccrual loans:
One- to four-family residential real estate	$117	$199
Construction	—	—
Multi-family and commercial real estate	191	191
Land	—	—
Commercial	99	49
Consumer	—	—

Total	407	439

Foreclosed real estate	—	—
Other nonperforming assets	—	—

Total nonperforming assets	407	439
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$407	$439

Total nonperforming loans to total loans	0.39%	0.45%
Total nonperforming loans to total assets	0.33	0.37
Total nonperforming assets and troubled debt restructurings to total assets	0.33	0.37

Securities. The investment securities portfolio was $12.0 million, or 9.7% of total assets, at March 31, 2007. Our investment portfolio consists primarily of U.S. Government and agency securities and mortgage-backed securities. During the three months ended March 31, 2007, we used the proceeds from maturing and called securities to fund loans. On March 28, 2007, we sold a $9.0 million held-to-maturity U.S. Treasury note scheduled to mature on March 31, 2007. Also on March 28, 2007, we purchased a $9.0 million U.S. agency security. The sale transaction on March 28, 2007 was close enough to the maturity date that it did not taint our held-to-maturity securities portfolio as prescribed by FASB No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Deposits. Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. During the three months ended March 31, 2007, deposits grew $8.7 million to $113.2 million. The increase in deposits is primarily due to our branch expansion and our promotion of certificates of deposit accounts.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments. We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position. We had no borrowings at March 31, 2007.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Financial Highlights. Net income increased $78,000, or 76.5%, to $180,000 for the three months ended March 31, 2007 compared to $102,000 for the same period in the prior year. The increase reflected higher net interest income and noninterest income, partially offset by higher noninterest expense.

Net Interest Income. Net interest income increased $150,000, or 12.6%, to $1.3 million during the three months ended March 31, 2007 compared to the prior year period, primarily as a result of an increase in interest income on loans and investment securities. Interest income on loans increased $412,000, or 27.3%, to $1.9 million during the three months ended March 31, 2007 as the average balance of the loan portfolio grew $17.8 million, or 21.4%, while the average yield on the loan portfolio increased 35 basis points to 7.58%. Loan growth was driven by an increase in all categories of the loan portfolio, particularly one- to four-family residential real estate loans, commercial real estate and land loans. The increase in the average yield was the result of the rising interest rate environment during 2006.

Interest income on investment securities increased $96,000, or 204.3%, as the average balance of securities portfolio grew $6.9 million, or 129.4%, during the three months ended March 31, 2007 compared to the prior year period, while the average yield on investment securities increased 114 basis points to 4.65%. The increase in the investment portfolio primarily reflected the purchase of $9.9 million in investment securities following an increase in deposits resulting from a $10.0 million certificate of deposit account opened by the New York State Office of the Comptroller in April 2006. The shift in the mix of interest-earning assets, combined with slightly higher market rates, increased the average yield on earning assets to 7.20% during the three months ended March 31, 2007, compared to 6.86% for the three months ended March 31, 2006.

Average interest-bearing deposits during the three months ended March 31, 2007 increased $15.7 million, or 21.4%, compared with the prior year period, due primarily to a $21.7 million increase in the average balance of certificates of deposit, primarily due to the $10.0 million certificate of deposit from the New York State Office of the Comptroller which was opened in the second quarter of 2006, which was partially offset by a $5.3 million decrease in savings and money market accounts. Increases in market interest rates, combined with the shift in the deposit mix, increased the average cost of deposits to 3.17%, compared to 2.28% for 2006.

For the three months ended March 31, 2007, our net interest margin decreased 47 basis points to 4.59% from 5.06% for the prior year period. If rates on deposits continue to reprice faster than rates on our loans and investments, we could continue to experience compression of our net interest margin which could have a negative effect on our profitability in 2007.

Provision for Loan Losses. Provisions for loan losses were $59,000 for the three months ended March 31, 2007 compared to $10,000 for the three months ended March 31, 2006. The change in the provision was due to an increase in the size of the loan portfolio and our analysis of the inherent losses in the portfolio. Specifically, our provision increased during the three months ended March 31, 2007 as compared to the prior year period because of increases in our land loan, commercial business loan and commercial real estate loan portfolios. In determining our loan loss provision, we take into account the credit risks associated with these riskier types of lending as compared to one- to four-family residential real estate loans.

Non-Interest Income. Noninterest income increased $173,000, or 68.1% to $427,000 for the three months ended March 31, 2007 as banking service charges and fees and mortgage banking income increased. The $99,000 increase in banking service charges and fees reflects an overall increase in deposits resulting from our branch expansion in November, 2005 and June, 2006. The increase in mortgage banking income of $54,000 was due to the increased originations of longer-term fixed-rate loans, which we typically sell in the secondary market.

Non-Interest Expenses. Noninterest expenses increased $141,000, or 11.1%, during the three months ended March 31, 2007 over the prior year period. The increase in salaries and employee benefits, which accounted for much of the increase, was due to our recent branch expansion. Advertising and marketing, occupancy and equipment and data processing expenses also increased as a result of our recent branch expansion, while professional fees decreased by $22,000.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $3.6 million. In addition, at March 31, 2007, we had arrangements to borrow up to $18.9 million from the Federal Home Loan Bank of New York. On March 31, 2007, we had no advances outstanding.

A significant use of our liquidity is the funding of loan originations. At March 31, 2007, we had $21.1 million in loan commitments outstanding, which primarily consisted of $5.2 million in unadvanced portions of construction loans, $3.7 million in commitments to fund one- to four-family residential real estate loans, $3.2 million in unused home equity lines of credit and $7.0 million in unused commercial lines of credit. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2007 totaled $53.8 million, or 87.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from our stock offering is expected to significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced, as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common share repurchases. However, under the Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines and letters of credit.

For the three months ended March 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedi ngs

Hometown Bancorp is not involved in any pending legal proceedings. Walden Federal is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Hometown Bancorp, Inc. (1)

3.2	Bylaws of Hometown Bancorp, Inc. (1)

4.0	Stock Certificate of Hometown Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-141351.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETOWN BANCORP, INC.

Dated: June 27, 2007	By:	/s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: June 27, 2007	By:	/s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and Chief Financial Officer
(principal financial and accounting officer)