Form 10QSB
period 2007-06-30
Hometown Bancorp,Inc.
filed 2007-08-14
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

As of August 10, 2007 there were 2,380,500 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Hometown Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$4,089	$2,726
Interest bearing demand deposits with banks	4,923	539
Cash and Cash Equivalents	9,012	3,265

Securities available for sale	996	997
Securities held to maturity (fair value at June 30, 2007 $10,883; and at December 31, 2006 $11,016)	10,912	11,044
Loans held for sale	431	1,168
Loans receivable, net of allowance for loan losses (at June 30, 2007 $705; and at December 31, 2006 $623)	107,917	96,665
Premises and equipment, net	2,454	2,527
Federal Home Loan Bank stock, at cost	142	233
Accrued interest receivable and other assets	1,671	1,514

Total Assets	$133,535	$117,413

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$17,609	$18,692
Interest bearing	95,295	85,826
Total Deposits	112,904	104,518

Federal Home Loan Bank advances	-	2,525
Advances from borrowers for taxes and insurance	642	432
Accrued interest payable	300	384
Other liabilities	1,726	1,034
Total Liabilities	115,572	108,893

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; issued and outstanding at June 30, 2007 2,380,500 shares; and at December 31, 2006 100 shares	24	-
Paid-in capital	10,109	150
Retained earnings	8,757	8,372
Unearned ESOP shares, at cost	(910)	-
Accumulated other comprehensive loss	(17)	(2)
Total Stockholders’ Equity	17,963	8,520

Total Liabilities and Stockholders’ Equity	$133,535	$117,413

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands, except per share data)
Interest Income
Loans receivable, including fees	$1,993	$1,610	$3,913	$3,119
Securities, taxable	151	163	294	210
Other	45	57	75	110
Total Interest Income	2,189	1,830	4,282	3,439

Interest Expense
Deposits	788	547	1,498	969
Stock subscription funds	3	-	3	-
Federal Home Loan Bank advances	21	12	68	13
Total Interest Expense	812	559	1,569	982

Net Interest Income	1,377	1,271	2,713	2,457

Provision for Loan Losses	35	34	94	44

Net Interest Income after Provision for Loan Losses	1,342	1,237	2,619	2,413

Non-interest Income
Banking fees and service charges	298	198	566	367
Mortgage banking income, net	96	78	223	151
Investment brokerage fees	27	24	39	37
Realized losses on sales of securities	-	-	(2)	-
Foreclosed assets, net	-	(19)	-	(34)
Other	20	6	42	20
Total Non-interest Income	441	287	868	541

Non-interest Expenses
Salaries and employee benefits	862	793	1,725	1,564
Occupancy and equipment	152	137	307	273
Professional fees	55	74	83	124
Advertising and marketing	62	55	122	115
Data processing	117	103	235	206
Telephone and postage	51	57	97	102
Other	153	135	293	239
Total Non-interest Expenses	1,452	1,354	2,862	2,623

Income before Income Taxes	331	170	625	331

Income Tax Expense	126	63	240	122

Net Income	$205	$107	$385	$209

Net Income per common share- basic and diluted	$0.15	$0.08	$0.29	$0.16
Weighted average number of common shares outstanding - basic and diluted	1,342	1,309	1,326	1,309

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Consolidated Statements of Stockholder’s Equity
Six Months Ended June 30, 2007 and 2006
(In Thousands) (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
Balance - December 31, 2005	$-	$-	$7,809	$-	$(45)-	$7,764

Comprehensive income:
Net income	-	-	209	-	-	209
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	-	-	-		(12)	(12)

Total Comprehensive Income						197

Capitalization of Hometown Bancorp, Inc.	-	150	(150)	-	-	-
Dividend paid to capitalize Hometown Bancorp MHC	-	-	(150)	-	-	(150)
Balance - June 30, 2006	$-	$150	$7,718	$-	$(57)	$7,811

Balance - December 31, 2006	$-	$150	$8,372	$-	$(2)-	$8,520

Comprehensive income:
Net income	-	-	385	-	-	385
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	-	-
Unrecognized losses and past service liability for the Directors Retirement Plan, net of taxes of $3,000	-	-	-		(15)	(15)

Total Comprehensive Income						370

Shares issued in public offering (2,380,500 shares)	24	9,959	-	-	-	9,983
Shares purchased by ESOP	-	-	-	(933)	-	(933)
ESOP shares committed to be released (2,330 shares)	-	-	-	23	-	23
Balance - June 30, 2007	$24	$10,109	$8,757	$(910)	$(17)	$17,963

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$385	$209
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	104	90
Provision for loan losses	94	44
Amortization of mortgage servicing rights	76	91
Net amortization (accretion) of securities premiums and discounts	(23)	(23)
Net realized loss on sales of securities	2	-
Net gain on sale of loans	(147)	(67)
Loans originated for sale	(9,622)	(6,853)
Proceeds from sale of loans	10,506	5,444
ESOP expense	23	-
Increase in accrued interest receivable and other assets	(233)	(206)
Increase in accrued interest payable and other liabilities	593	705
Net Cash Provided (Used) by Operating Activities	1,758	(566)
Cash Flows from Investing Activities
Activity in available for sale securities:
Purchases	-	(51)
Activity in held to maturity securities:
Purchases	(9,000)	(9,853)
Maturities, calls and principal repayments	157	162
Proceeds from sales	8,997	-
Net increase in loans receivable	(11,346)	(6,319)
Net (increase) decrease in Federal Home Loan Bank stock	91	(137)
Purchases of bank premises and equipment	(31)	(278)
Net Cash Used by Investing Activities	(11,132)	(16,476)
Cash Flows from Financing Activities
Net increase in deposits	8,386	12,933
Net increase (decrease) in Federal Home Loan Bank advances	(2,525)	2,800
Increase in advances from borrowers for taxes and insurance	210	165
Net proceeds from common stock offering	9,983	-
Purchase of shares for ESOP	(933)	-
Dividend paid to Hometown Bancorp MHC	-	(150)

Net Cash Provided by Financing Activities	15,121	15,748

Net Increase (Decrease) in Cash and Cash Equivalents	5,747	(1,294)

Cash and Cash Equivalents - Beginning	3,265	5,802
Cash and Cash Equivalents - Ending	$9,012	$4,508
Supplementary Cash Flows Information
Interest paid	$1,650	$834

Income taxes paid	$213	$145

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The Company is a wholly-owned subsidiary of Hometown Bancorp MHC, a federally chartered mutual holding company.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2006 and 2005, included in its prospectus, dated May 14, 2007.

The consolidated financial statements at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include the accounts of the Hometown Bancorp, Inc., the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Minority Stock Issuance

On June 28, 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company. In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and our employee stock ownership plan (the “ESOP”), resulting in net proceeds of approximately $9.1 million after offering expenses and ESOP. After the offering, 55% of the Company’s outstanding common stock, or 1,309,275 shares, are owned by Hometown Bancorp MHC. Costs of approximately $742,000 were in incurred in connection with the stock offering and were deducted from the net offering proceeds.

Note 3 – Directors’ Retirement Plan

Effective as of March 9, 2007, the Bank adopted an unfunded directors’ retirement plan for the benefit of non-employee directors. Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination. In accordance with Financial Accounting Standards Board (“FASB”) 158, the Company had an unrecognized loss and past service cost charge of $15,000, net of taxes, to accumulated other comprehensive loss related to the new Director Retirement Plan. Net periodic pension expense was not material for the three months ended March 31, 2007. Net periodic pension expenses incurred by the Bank for the six months ended June 30, 2007 are as follows:

For the Six Months Ended
June 30, 2007
(in thousands)
Service cost	$41
Interest cost	2
Amortization of prior service cost	5
Net periodic pension expense	$48

Note 4 – Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and unrecognized losses and past service for pension plans, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$2	$(12)	$—	$(20)
Reclassification adjustment for losses included in net income	—	—	—	—
Change in Net Unrealized Losses	2	(12)	—	(20)

Unrecognized pension losses and past service liability	(18)	—	(18)	—

Income tax effect	2	5	3	8

Net of Tax Amount	$(14)	$(7)	$(15)	$(12)

Note 5 – Employee Stock Ownership Plan

On June 28, 2007, the Bank established the ESOP which acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. Accordingly, $933,150 of common stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP in annual payments through 2027 at a fixed interest rate of 8.25%. Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation benefit expense as shares are committed for release at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $23,000 of compensation expense related to this plan for the six months ended June 30, 2007.

The Company accounts for its ESOP in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 – Earnings Per Share

The Company had 100 shares of common stock issued and outstanding for the year ended December 31, 2006 and from January 1, 2007 to June 28, 2007. On June 28, 2007, the Company issued 2,380,500 shares of common stock and cancelled 100 shares.

Basic earnings per common share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. The 1,309,275 common shares issued to Hometown Bancorp MHC are assumed to be outstanding for all periods represented, consistent with the provisions of SFAS No.128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation since the closing of the stock offering on June 28, 2007. Diluted earnings per common share is computed in a manner similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the six months ended June 30, 2007 and 2006, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

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

Note 8 – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

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

The Company completed its stock offering on June 28, 2007, during which the Company sold 1,071,225 shares of common stock to subscribers at a price of $10 per share. The Company also issued 1,309,275 shares of its common stock to Hometown Bancorp MHC, of which the Company is a wholly-owned subsidiary. The Company has 2,380,500 shares outstanding at June 30, 2007.

Balance Sheet Analysis

Overview. Total assets increased $16.1 million, or 13.7%, to $133.5 million during the six months ended June 30, 2007, reflecting the results of our branch expansion and the growth of our loan portfolio. In the six months ended June 30, 2007, the loan portfolio grew $10.5 million, or 10.7%, with the growth concentrated primarily in the residential real estate, commercial and land loan portfolios.

Asset growth during the six months ended June 30, 2007 was funded through an increase in deposits. During the six months ended June 30, 2007, deposits grew $8.4 million to $112.9 million, which was net of withdrawals of approximately $1.7 million from deposit accounts to purchase stock in the offering. The increase in deposits was primarily due to our branch expansion and our promotion of certificate of deposit accounts. We had no borrowings at June 30, 2007. Cash and cash equivalents increased by $5.7 million to $9.0 million during the six months ended June 30, 2007, primarily from the proceeds of the stock offering.

Total stockholder’s equity increased $9.4 million in the six months ended June 30, 2007 to $18.0 million due primarily to approximately $9.1 million in proceeds from our stock offering, net of ESOP and stock offering expenses, and net income of $385,000.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Loans. At June 30, 2007, total loans, net, were $108.3 million, or 81.1% of total assets. In the six months ended June 30, 2007, the loan portfolio grew $10.5 million, or 10.7%, with the growth distributed across most categories of the loan portfolio, particularly one- to four-family residential real estate loans, commercial real estate and land loans. The growth of the loan portfolio was primarily the result of new development within parts of our market area and our increased emphasis on this type of lending. The Bank does not make subprime loans.

Nonperforming Assets. The following table provides information with respect to our non-performing assets at the dates indicated. The Company had no troubled debt restructurings as of or during the six months ended June 30, 2007 or at December 31, 2006. There were no accruing loans past due 90 days or more as of the period ended June 30, 2007 or December 31, 2006.

(Dollars in thousands)	June 30, 2007	December 31, 2006
Nonaccrual loans:
One- to four-family residential real estate	$142	$199
Construction	—	—
Multi-family and commercial real estate	—	191
Land	—	—
Commercial	49	49
Consumer	—	—
Total	191	439

Foreclosed real estate	—	—
Other nonperforming assets	—	—
Total nonperforming assets	191	439
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$191	$439

Total nonperforming loans to total loans	0.18%	0.45%
Total nonperforming loans to total assets	0.14	0.37
Total nonperforming assets and troubled debt restructurings to total assets	0.14	0.37

Securities. The investment securities portfolio was $11.9 million, or 8.9% of total assets, at June 30, 2007 compared to $12.0 million at December 31, 2006. Our investment portfolio consists primarily of U.S. Government and agency securities and GNMA and FHLMC mortgage-backed securities. On March 28, 2007, we sold a $9.0 million held-to-maturity U.S. Treasury note scheduled to mature on March 31, 2007. Also on March 28, 2007, we purchased a $9.0 million U.S. agency security. The sale transaction on March 28, 2007 did not taint our held-to-maturity securities portfolio in accordance with FASB 115 as the sale occurred so close to the maturity of the investment security.

Deposits. Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. During the six months ended June 30, 2007, deposits grew $8.4 million to $112.9 million, which was net of withdrawals of approximately $1.7 million from deposit accounts to purchase stock in the offering. The increase in deposits is primarily due to our branch expansion and our promotion of certificates of deposit accounts.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments. We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position. We had no borrowings at June 30, 2007.

Stockholders’ Equity. Total stockholders’ equity increased $9.4 million from $8.5 million at December 31, 2006 to $18.0 million at June 30, 2007. The increase in equity is related to the Company completing its stock offering on June 28, 2007, during which the Company sold 1,071,225 shares of common stock to subscribers at a price of $10.00 per share. The Company also issued 1,309,275 shares of its common stock to Hometown Bancorp MHC. The net offering proceeds after offering and ESOP expenses were $9.1 million, of which $6.0 million was provided to the Bank. Equity also increased by earnings of $385,000 for the six months ended June 30, 2007.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Financial Highlights. Net income increased $98,000, or 91.6%, to $205,000 for the three months ended June 30, 2007 compared to $107,000 for the same period in the prior year. The increase reflected higher net interest income and noninterest income, partially offset by higher noninterest expense.

Net Interest Income. Net interest income increased $106,000, or 8.3%, to $1.4 million during the three months ended June 30, 2007 compared to the prior year period, primarily as a result of an increase in interest income on loans. Interest income on loans increased $383,000, or 23.8%, to $2.0 million during the three months ended June 30, 2007 as the average balance of the loan portfolio grew $19.6 million, or 22.4%, while the average yield on the loan portfolio increased 9 basis points to 7.44%. Loan growth was driven by an increase in all categories of the loan portfolio, particularly one- to four-family residential real estate loans, and commercial real estate and land loans. The increase in the average yield was the result of the rising interest rate environment during 2006.

Interest income on investment securities decreased $12,000, or 7.4%, for the three months ended June 30, 2007 compared to the prior year period, as the average balance of securities portfolio decreased $2.7 million, or 18.3%, during the three months ended June 30, 2007 compared to the prior year period, while the average yield on investment securities increased 59 basis points to 5.05%. The decrease in the investment portfolio primarily reflected the sale of the mutual fund portfolio in December of 2006.

The shift in the mix of interest-earning assets, combined with slightly higher market rates, increased the average yield on earning assets to 7.13% during the three months ended June 30, 2007, compared to 6.87% for the three months ended June 30, 2006.

Average interest-bearing deposits during the three months ended June 30, 2007 increased $10.6 million, or 12.4%, compared with the prior year period, due primarily to a $20.5 million increase in the average balance of certificates of deposit, primarily due to customers’ preference for higher rates and increased competition in the market area, which was partially offset by a $9.7 million decrease in savings and money market accounts. Increases in market interest rates, combined with the shift in the deposit mix, increased the average cost of deposits to 3.27%, compared to 2.55% for the three months ended 2006.

For the three months ended June 30, 2007, our net interest margin decreased 28 basis points to 4.49% from 4.77% for the prior year period. If rates on deposits continue to reprice faster than rates on our loans and investments, we could continue to experience compression of our net interest margin which could have a negative effect on our profitability in 2007.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans (1)	$107,200	$1,993	7.44%	$87,603	$1,610	7.35%
Investment securities	11,952	151	5.05	14,630	163	4.46
Other interest-earning assets	3,647	45	4.94	4,244	57	5.37
Total interest-earning assets	122,799	2,189	7.13	106,477	1,830	6.87

Non-interest-earning assets	4,762			5,296
Total assets	$127,561			$111,773

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,457	4	0.25	$6,649	4	0.24
Money market accounts	12,866	74	2.30	20,690	136	2.63
Savings accounts	13,486	17	0.50	15,382	19	0.49
Certificates of deposit	63,449	693	4.37	42,946	388	3.61
Stock subscription funds	1,596	3	0.75	-	-	0.00
Borrowings	1,527	21	5.50	944	12	5.08
Total interest-bearing liabilities	99,381	812	3.27	86,611	559	2.58

Non-interest-bearing demand deposits (1)	17,295			15,909
Other non-interest-bearing liabilities	1,708			1,318
Total liabilities	118,384			103,838

Stockholders’ equity	9,177			7,935
Total liabilities and stockholders’ equity	$127,561			$111,773

Net interest income		$1,377			$1,271
Interest rate spread			3.86			4.29
Net interest margin			4.49			4.77
Average interest-earning assets to average interest-bearing liabilities	123.56%			122.94%

(1)
The calculation of yields and costs includes average balances of $3.1 million and $874,000 in letters of credit categorized as land loans on which no interest was earned for the three months ended June 30, 2007 and 2006, respectively. These letters of credit are also included in non-interest-bearing demand deposits on which no interest was paid.

Provision for Loan Losses. Provisions for loan losses were $35,000 for the three months ended June 30, 2007 compared to $34,000 for the three months ended June 30, 2006. The provisions were due to increases in the size of the loan portfolio and our analysis of the inherent losses in the portfolio.

Non-Interest Income. Non-interest income increased $154,000, or 53.7% to $441,000 for the three months ended June 30, 2007 over the prior period as banking service charges and fees and mortgage banking income increased. The $100,000 increase in banking service charges and fees reflects an overall increase in deposits resulting from our branch expansion in November, 2005 and June, 2006. The increase in mortgage banking income of $18,000 was due to the increased originations of longer-term fixed-rate loans, which we typically sell in the secondary market.

Non-Interest Expenses. Non-interest expenses increased $98,000, or 7.2%, during the three months ended June 30, 2007 over the prior year period. The increase in salaries and employee benefits, which accounted for much of the increase, was due to our recent branch expansion and an increase in compensation expense of $23,000 related to shares committed for release under the newly created ESOP, and of $18,000 for the Directors Retirement Plan implemented in March 2007. Advertising and marketing, occupancy and equipment and data processing expenses also increased as a result of our recent branch expansion, while professional fees decreased by $19,000.

Income Taxes. The income tax expense was $126,000 for the three months ended June 30, 2007 as compared to $63,000 for the three months ended June 30, 2006. The effective tax rate was 38.1% for the three months ended June 30, 2007 compared to 37.1% for the same period in 2006. Higher levels of pre-tax income have resulted in an increase in both the income tax expense and the effective tax rate.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Financial Highlights. Net income increased $176,000, or 84.2%, to $385,000 for the six months ended June 30, 2007 compared to $209,000 for the same period in the prior year. The increase reflected higher net interest income and noninterest income, partially offset by higher noninterest expense.

Net Interest Income. Net interest income increased $256,000, or 10.4%, to $2.7 million during the six months ended June 30, 2007 compared to the prior year period, primarily as a result of an increase in interest income on loans and investment securities. Interest income on loans increased $794,000, or 25.5%, to $3.9 million during the six months ended June 30, 2007 as the average balance of the loan portfolio grew $18.7 million, or 21.9%, while the average yield on the loan portfolio increased 21 basis points to 7.50%. Loan growth was driven by an increase in all categories of the loan portfolio, particularly one- to four-family residential real estate loans, and commercial real estate and land loans. The increase in the average yield was the result of the rising interest rate environment during 2006.

Interest income on investment securities increased $84,000, or 40.0%, as the average balance of securities portfolio grew $2.0 million, or 19.6%, during the six months ended June 30, 2007 compared to the prior year period, while the average yield on investment securities increased 72 basis points to 4.91%. The increase in the investment portfolio primarily reflected the purchase of $9.9 million in investment securities following an increase in deposits resulting from a $10.0 million certificate of deposit account opened by the New York State Office of the Comptroller in April 2006.

The shift in the mix of interest-earning assets, combined with slightly higher market rates, increased the average yield on earning assets to 7.16% during the six months ended June 30, 2007, compared to 6.87% for the six months ended June 30, 2006.

Average interest-bearing deposits during the six months ended June 30, 2007 increased $13.2 million, or 16.5%, compared with the prior year period, due primarily to a $21.1 million increase in the average balance of certificates of deposit, primarily due to the $10.0 million certificate of deposit from the New York State Office of the Comptroller which was opened in the second quarter of 2006 and customer preference for higher interest rates, which was partially offset by a $7.5 million decrease in savings and money market accounts. Increases in market interest rates, combined with the shift in the deposit mix, increased the average cost of deposits to 3.23% in 2007 compared to 2.43% for 2006.

For the six months ended June 30, 2007, our net interest margin decreased 37 basis points to 4.54% from 4.91% for the prior year period. If rates on deposits continue to reprice faster than rates on our loans and investments, we could continue to experience compression of our net interest margin which could have a negative effect on our profitability in 2007.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans (1)	$104,278	$3,913	7.50%	$85,556	$3,119	7.29%
Investment securities	11,983	294	4.91	10,019	210	4.19
Other interest-earning assets	3,272	75	4.58	4,518	110	4.87
Total interest-earning assets	119,533	4,282	7.16	100,093	3,439	6.87

Non-interest-earning assets	4,763			5,181
Total assets	$124,296			$105,274

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,337	8	0.25	$6,740	8	0.24
Money market accounts	13,976	169	2.42	19,818	246	2.48
Savings accounts	13,447	33	0.49	15,125	37	0.49
Certificates of deposit	59,121	1,288	4.36	38,046	678	3.56
Stock subscription funds	803	3	0.75	-	-	0.00
Borrowings	2,479	68	5.49	531	13	4.90
Total interest-bearing liabilities	96,163	1,569	3.26	80,260	982	2.45

Non-interest-bearing demand deposits (1)	17,374			15,862
Other non-interest-bearing liabilities	1,837			1,237
Total liabilities	115,374			97,359

Stockholders’ equity	8,922			7,915
Total liabilities and stockholders’ equity	$124,296			$105,274

Net interest income		$2,713			$2,457
Interest rate spread			3.90			4.42
Net interest margin			4.54			4.91
Average interest-earning assets to average interest-bearing liabilities	124.30%			124.71%

(2)
The calculation of yields and costs includes average balances of $3.0 million and $791,000 in letters of credit categorized as land loans on which no interest was earned for the six months ended June 30, 2007 and 2006, respectively. These letters of credit are also included in non-interest-bearing demand deposits on which no interest was paid.

Provision for Loan Losses. Provisions for loan losses were $94,000 for the six months ended June 30, 2007 compared to $44,000 for the six months ended June 30, 2006. The change in the provision was due to an increase in the size of the loan portfolio and our analysis of the inherent losses in the portfolio. Specifically, our provision increased during the six months ended June 30, 2007 as compared to the prior year period because of increases in our land loan, commercial business loan and commercial real estate loan portfolios. In determining our loan loss provision, we take into account the credit risks associated with these riskier types of lending as compared to one- to four-family residential real estate loans.

Non-Interest Income. Non-interest income increased $327,000, or 60.4% to $868,000 for the six months ended June 30, 2007 as banking service charges and fees and mortgage banking income increased. The $199,000 increase in banking service charges and fees reflects an overall increase in deposits resulting from our branch expansion in November, 2005 and June, 2006. The increase in mortgage banking income of $72,000 was due to the increased originations of longer-term fixed-rate loans, which we typically sell in the secondary market.

Non-Interest Expenses. Non-interest expenses increased $239,000, or 9.1%, during the six months ended June 30, 2007 over the prior year period. The increase in salaries and employee benefits, which accounted for much of the increase, was due to our recent branch expansion. Advertising and marketing, occupancy and equipment and data processing expenses also increased as a result of our recent branch expansion, while professional fees decreased by $41,000.

Income Taxes. The income tax expense was $240,000 for the six months ended June 30, 2007 as compared to $122,000 for the six months ended June 30, 2006. The effective tax rate was 38.4% for the six months ended June 30, 2007 compared to 36.9% for the same period in 2006. Higher levels of pre-tax income have resulted in an increase in both the income tax expense and the effective tax rate.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $9.0 million. In addition, at June 30, 2007, we had arrangements to borrow up to $18.9 million from the Federal Home Loan Bank of New York. On June 30, 2007, we had no advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2007, we had $19.4 million in loan commitments outstanding, which primarily consisted of $3.8 million in unadvanced portions of construction loans, $3.9 million in commitments to fund one- to four-family residential real estate loans, $2.2 million in commercial real estate and business loans, $3.3 million in unused home equity lines of credit and $5.0 million in unused commercial lines of credit. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2007 totaled $55.4 million, or 88.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We may use capital management tools such as cash dividends and common share repurchases. However, under the Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines and letters of credit.

For the six months ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1.  Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided for the Company’s sale of its common stock as part of its minority stock offering.

(a)  The effective date of the Registration Statement on Form SB-2 (File No. 333-141351) was May 14, 2007.

(b)  The offering was consummated on June 28, 2007 with the sale of 1,071,225 of the 1,071,225 securities registered pursuant to the Registration Statement. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering.

(c)  The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 1,071,225 shares. The amount included 1,071,225 shares (or $10.7 million) sold in the offering.

(d)  The expenses incurred to date in connection with the stock offering were $742,000 including expenses paid to and for underwriters of $211,000, attorney and accounting fees of $358,000 and other expenses of $173,000. The net proceeds resulting from the offering after deducting expenses was $10.0 million.

(e)  The net proceeds have been invested in loans and cash and cash equivalents.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Hometown Bancorp, Inc. (1)

3.2	Bylaws of Hometown Bancorp, Inc. (1)

4.0	Stock Certificate of Hometown Bancorp, Inc. (1)

10.1	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Thomas F. Gibney.

10.2	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Stephen W. Dederick

10.3	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and L. Bruce Lott

10.4	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Judith B. Weyant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-141351.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETOWN BANCORP, INC.

Dated: August 13, 2007	By:	/s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer (principal executive officer)

Dated: August 13, 2007	By:	/s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and Chief Financial Officer (principal financial and accounting officer)