Form 10QSB
period 2007-09-30
Hometown Bancorp,Inc.
filed 2007-11-13
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes☐  No ☒

As of November 13, 2007 there were 2,380,500 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets
 (unaudited)
	September 30,	December 31,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$2,681	$2,726
Interest bearing demand deposits with banks	3,136	539
Cash and Cash Equivalents	5,817	3,265

Securities available for sale	1,002	997
Securities held to maturity (fair value at September 30, 2007 $1,824; and at December 31, 2006 $11,016)	1,835	11,044
Loans held for sale	1,175	1,168
Loans receivable, net of allowance for loan losses (at September 30, 2007 $768; and at December 31, 2006 $623)	115,546	96,665
Premises and equipment, net	2,770	2,527
Federal Home Loan Bank stock, at cost	142	233
Accrued interest receivable and other assets	1,582	1,514

Total Assets	$129,869	$117,413
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$18,457	$18,692
Interest bearing	91,217	85,826
Total Deposits	109,674	104,518

Federal Home Loan Bank advances	-	2,525
Advances from borrowers for taxes and insurance	200	432
Accrued interest payable	273	384
Other liabilities	1,472	1,034
Total Liabilities	111,619	108,893

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; issued and outstanding at September 30, 2007 2,380,500 shares; and at December 31, 2006 100 shares	24	-
Paid-in capital	10,132	150
Retained earnings	9,005	8,372
Unearned ESOP shares, at cost	(898)	-
Accumulated other comprehensive loss	(13)	(2)
Total Stockholders’ Equity	18,250	8,520

Total Liabilities and Stockholders’ Equity	$129,869	$117,413

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands, except per share data)
Interest Income
Loans receivable, including fees	$2,123	$1,798	$6,036	$4,917
Securities, taxable	146	171	440	381
Other	48	38	123	148
Total Interest Income	2,317	2,007	6,599	5,446

Interest Expense
Deposits	752	589	2,250	1,558
Stock subscription funds	-	-	3	-
Federal Home Loan Bank advances	20	27	88	40
Total Interest Expense	772	616	2,341	1,598

Net Interest Income	1,545	1,391	4,258	3,848

Provision for Loan Losses	66	19	160	63

Net Interest Income after Provision for Loan Losses	1,479	1,372	4,098	3,785

Non-interest Income
Banking fees and service charges	292	219	858	586
Mortgage banking income, net	88	77	311	228
Investment brokerage fees	20	19	59	56
Realized losses on sales of securities	-	-	(2)	-
Foreclosed assets, net	-	(19)	-	(53)
Other	18	25	60	45
Total Non-interest Income	418	321	1,286	862

Non-interest Expenses
Salaries and employee benefits	864	803	2,589	2,367
Occupancy and equipment	157	146	464	419
Professional fees	50	31	133	155
Advertising and marketing	61	95	183	210
Data processing	141	117	376	323
Telephone and postage	48	38	145	140
Other	177	132	470	371
Total Non-interest Expenses	1,498	1,362	4,360	3,985

Income before Income Taxes	399	331	1,024	662

Income Tax Expense	151	122	391	244

Net Income	$248	$209	$633	$418

Net Income per common share- basic and diluted	$0.11	$0.16	$0.38	$0.32

Weighted average number of common shares outstanding - basic and diluted	2,290	1,309	1,650	1,309

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2007 and 2006
(In Thousands) (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2005	$-	$-	$7,809	$-	$(45)	$7,764

Comprehensive income:
Net income	-	-	418	-	-	418
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	-	-	-		(1)	(1)

Total Comprehensive Income						417

Capitalization of Hometown Bancorp, Inc.	-	150	(150)	-	-	-
Dividend paid to capitalize Hometown Bancorp MHC	-	-	(150)	-	-	(150)

Balance - September 30, 2006	$-	$150	$7,927	$-	$(46)	$8,031

Balance - December 31, 2006	$-	$150	$8,372	$-	$(2)	$8,520

Comprehensive income:
Net income	-	-	633	-	-	633
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	3	3
Unrecognized losses and past service liability for the Directors’ Retirement Plan, net of taxes of $9,000	-	-	-		(14)	(14)

Total Comprehensive Income						622

Shares issued in public offering (2,380,500 shares)	24	9,984	-	-	-	10,008
Shares purchased by ESOP	-	-	-	(933)	-	(933)
ESOP shares committed to be released (3,496 shares)	-	(2)	-	35	-	33

Balance - September 30, 2007	$24	$10,132	$9,005	$(898)	$(13)	$18,250

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$633	$418
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	160	143
Provision for loan losses	160	63
Amortization of mortgage servicing rights	116	132
Net amortization (accretion) of securities premiums and discounts	(26)	(49)
Net realized loss on sales of securities	2	-
Net gain on sale of loans	(200)	(106)
Loans originated for sale	(14,472)	(8,446)
Proceeds from sale of loans	14,665	7,461
ESOP expense	33	-
Increase in accrued interest receivable and other assets	(185)	(412)
Increase in accrued interest payable and other liabilities	313	2,573
Net Cash Provided by Operating Activities	1,199	1,777
Cash Flows from Investing Activities
Activity in available for sale securities:
Purchases	-	(51)
Activity in held to maturity securities:
Purchases	(9,000)	(9,853)
Maturities, calls and principal repayments	9,235	246
Proceeds from sales	8,997	-
Net increase in loans receivable	(19,041)	(11,313)
Net (increase) decrease in Federal Home Loan Bank stock	91	(130)
Purchases of bank premises and equipment	(403)	(335)
Net Cash Used by Investing Activities	(10,121)	(21,436)
Cash Flows from Financing Activities
Net increase in deposits	5,156	15,403
Net increase (decrease) in Federal Home Loan Bank advances	(2,525)	2,625
Decrease in advances from borrowers for taxes and insurance	(232)	(235)
Net proceeds from common stock offering	10,008	-
Purchase of shares for ESOP	(933)	-
Dividend paid to Hometown Bancorp MHC	-	(150)

Net Cash Provided by Financing Activities	11,474	17,643

Net Increase (Decrease) in Cash and Cash Equivalents	2,552	(2,016)

Cash and Cash Equivalents - Beginning	3,265	5,802
Cash and Cash Equivalents - Ending	$5,817	$3,786
Supplementary Cash Flows Information
Interest paid	$2,452	$1,265

Income taxes paid	$391	$269

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The Company is a wholly-owned subsidiary of Hometown Bancorp MHC, a federally chartered mutual holding company.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2006 and 2005, included in its prospectus dated May 14, 2007.

The consolidated financial statements at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Minority Stock Issuance

On June 28, 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company. In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”), resulting in net proceeds of approximately $9.1 million after offering expenses and ESOP. Currently, 55% of the Company’s outstanding common stock, or 1,309,275 shares, are owned by Hometown Bancorp MHC. Costs of approximately $717,000 were incurred in connection with the stock offering and were deducted from the net offering proceeds.

Note 3 - Directors’ Retirement Plan

Effective as of March 9, 2007, the Bank adopted an unfunded directors’ retirement plan for the benefit of non-employee directors. Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination. In accordance with Financial Accounting Standards Board (“FASB”) No. 158, the Company had an unrecognized loss and past service cost charge of $15,000, net of taxes, to accumulated other comprehensive loss related to the new Director Retirement Plan. Net periodic pension expense that will be incurred by the Bank for the year ending December 31, 2007 is as follows (in thousands):

Service cost	$41
Interest cost	2
Amortization of prior service cost	5
Net periodic pension expense	$48

Note 4 - Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and unrecognized losses and past service liabilities for pension plans, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale	$5	$19	$5	$(2)
Reclassification adjustment for losses included in net income	—	—	—	—
Change in Net Unrealized Gains (Losses)	5	19	5	(2)

Unrecognized pension losses and past service liability	2	—	(23)	—

Income tax effect	(3)	(8)	7	1

Net of Tax Amount	$4	$11	$(11)	$(1)

Note 5 - Employee Stock Ownership Plan (“ESOP”)

On June 28, 2007, the Bank established an ESOP which acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP in annual payments through 2027 at a fixed interest rate of 8.25%. Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation benefit expense as shares are committed for release at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company committed to released 3,496 shares to ESOP during the nine months ended September 30, 2007. The Company recognized $9,000 and $33,000 of compensation expense related to this plan for the three and nine months ended September 30, 2007, respectively.

The Company accounts for its ESOP in accordance with American Institute of Certified Public Accountants Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 - Earnings Per Share

The Company had 100 shares of common stock issued and outstanding for the year ended December 31, 2006 and from January 1, 2007 to June 28, 2007. On June 28, 2007, the Company issued 2,380,500 shares of common stock and cancelled 100 shares.

Basic earnings per common share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. The 1,309,275 common shares issued to Hometown Bancorp MHC are assumed to be outstanding for all periods represented, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation since the closing of the stock offering on June 28, 2007. Diluted earnings per common share is computed in a manner similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the nine months ended September 30, 2007 and 2006, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

Note 7 - Estimates

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

Note 8 - Recent Accounting Pronouncements

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

General

Hometown Bancorp, Inc. is the holding company for Walden Federal Savings and Loan Association. Walden Federal operates from six offices in Orange County, New York. As part of the Bank’s growth strategy to expand its presence in other selected markets in Orange County, the Bank opened its sixth office in the Town of Newburgh in September 2007. Walden Federal is primarily engaged in the business of attracting deposits from the general public and using those funds to originate one- to four-family real estate, multi-family and commercial real estate loans and construction, land, commercial and consumer loans, which, with the exception of long-term (more than 10 year terms) fixed-rate one- to four-family real estate loans, we primarily hold for investment. In addition, a segment of our lending business involves the purchase and sale of loan participation interests. We also offer insurance and investment services through Walden Federal.

The Company completed its stock offering on June 28, 2007, during which the Company sold 1,071,225 shares of common stock to subscribers at a price of $10 per share. The Company also issued 1,309,275 shares of its common stock to Hometown Bancorp MHC, of which the Company is a wholly-owned subsidiary.

Balance Sheet Analysis

Overview. Total assets increased $12.5 million, or 10.6%, to $129.9 million during the nine months ended September 30, 2007, reflecting the results of our branch expansion in June 2006 and September 2007 and the growth of our loan portfolio. In the nine months ended September 30, 2007, the loan portfolio grew $18.9 million, or 19.3%, with the growth concentrated primarily in the residential and non-residential real estate, and commercial business loan portfolios.

Asset growth during the nine months ended September 30, 2007 was partially funded through an increase in deposits. During the nine months ended September 30, 2007, deposits grew $5.2 million to $109.7 million, which was net of withdrawals of approximately $1.7 million from deposit accounts to purchase stock in the offering. The increase in deposits was primarily due to our branch expansion and our promotion of certificate of deposit accounts. We had no borrowings at September 30, 2007. Cash and cash equivalents increased by $2.6 million to $5.8 million during the nine months ended September 30, 2007.

Total stockholder’s equity increased $9.7 million in the nine months ended September 30, 2007 to $18.3 million due primarily to the receipt of approximately $9.1 million in proceeds from our stock offering, net of ESOP and stock offering expenses, and net income of $633,000.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Loans. At September 30, 2007, total loans, net, were $116.7 million, or 89.9% of total assets. In the nine months ended September 30, 2007, the loan portfolio grew $18.9 million, or 19.3%, with the growth distributed across most categories of the loan portfolio, particularly one- to four-family residential real estate loans by $7.7 million, non-residential real estate loans by $3.2 million and commercial business loans by $5.0 million. The growth of the non-residential real estate and commercial business loan portfolio was primarily the result of new development within parts of our market area and our emphasis on this type of lending. The Bank does not make subprime loans.

Nonperforming Assets. The following table provides information with respect to our non-performing assets at the dates indicated. The Company had no troubled debt restructurings as of or during the nine months ended September 30, 2007 or at December 31, 2006. There were no accruing loans past due 90 days or more as of the period ended September 30, 2007 or December 31, 2006.

(Dollars in thousands)	September 30, 2007	December 31, 2006
Nonaccrual loans:
One- to four-family residential real estate	$101	$199
Construction	—	—
Multi-family and commercial real estate	—	191
Land	—	—
Commercial	—	49
Consumer	—	—
Total	101	439

Foreclosed real estate	—	—
Other nonperforming assets	—	—
Total nonperforming assets	101	439
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$101	$439

Total nonperforming loans to total loans	0.09%	0.45%
Total nonperforming loans to total assets	0.08	0.37
Total nonperforming assets and troubled debt restructurings to total assets	0.08	0.37

Securities. The investment securities portfolio was $2.8 million, or 2.2% of total assets, at September 30, 2007 compared to $12.0 million at December 31, 2006. Our investment portfolio consists primarily of U.S. Government and agency securities and GNMA and FHLMC mortgage-backed securities. On September 28, 2007 a $9.0 million agency security was called which reflected the primary decrease in the securities portfolio. The proceeds were used to pay-off overnight borrowings of approximately $7.0 million and the balance went to interest-earning deposits.

Deposits. Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. During the nine months ended September 30, 2007, deposits grew $5.2 million to $109.7 million, which was net of withdrawals of approximately $1.7 million from deposit accounts to purchase stock in the offering. The increase in deposits is primarily due to our branch expansion, with the increase predominately in certificates of deposit of $11.1 million, offset by decreases in money market accounts of $5.1 million. Certificates of deposit increased primarily due to promotions to fund loan growth and customer’s preference for higher deposit rates.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments. We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position. The Bank had $2.2 million in average balances in overnight borrowings during the nine months period in 2007. The average balance in borrowings was used to help fund the increase in loan growth in excess of the deposit growth. We had no borrowings at September 30, 2007.

Stockholders’ Equity. Total stockholders’ equity increased $9.7 million from $8.5 million at December 31, 2006 to $18.3 million at September 30, 2007. The increase in equity is related to the Company completing its stock offering on June 28, 2007, during which the Company sold 1,071,225 shares of common stock to subscribers at a price of $10.00 per share. The Company also issued 1,309,275 shares of its common stock to Hometown Bancorp MHC. The net offering proceeds after offering and ESOP expenses were $9.1 million, of which $6.0 million was provided to the Bank. Equity also increased by earnings of $633,000 for the nine months ended September 30, 2007.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Financial Highlights. Net income increased $39,000, or 18.7%, to $248,000 for the three months ended September 30, 2007 compared to $209,000 for the same period in the prior year. The increase reflected higher net interest income and noninterest income, partially offset by higher noninterest expense.

Net Interest Income. Net interest income increased $154,000, or 11.1%, to $1.5 million during the three months ended September 30, 2007 compared to the prior year period, primarily as a result of an increase in interest income on loans. Interest income on loans increased $325,000, or 18.1%, to $2.1 million during the three months ended September 30, 2007 as the average balance of the loan portfolio grew $21.4 million, or 23.6%, while the average yield on the loan portfolio decreased 36 basis points to 7.59%. Loan growth was driven by an increase in all categories of the loan portfolio, particularly one- to four-family residential real estate loans, non-residential real estate loans and commercial business loans. The decrease in the average yield was the result of increased competition.

Interest income on investment securities decreased $25,000, or 14.6%, for the three months ended September 30, 2007 compared to the prior year period, as the average balance of securities portfolio decreased $3.5 million, or 23.4%, during the three months ended September 30, 2007 compared to the prior year period, while the average yield on investment securities increased 51 basis points to 5.04%. The decrease in the investment portfolio primarily reflected the sale of the mutual fund portfolio in December of 2006.

The shift in the mix of interest-earning assets, combined with slightly lower market rates, decreased the average yield on interest earning assets to 7.34% during the three months ended September 30, 2007, compared to 7.41% for the three months ended September 30, 2006.

Average interest-bearing deposits during the three months ended September 30, 2007 increased $6.6 million, or 7.7%, compared with the prior year period, due primarily to a $15.6 million increase in the average balance of certificates of deposit, primarily due to customers’ preference for higher rates and increased competition in the market area, which was partially offset by a $8.8 million decrease in savings and money market accounts. Increases in market interest rates, combined with the shift in the deposit mix, increased the average cost of deposits to 3.26%, for the three months ended September 30, 2007, compared to 2.75% for the three months ended September 30, 2006.

For the three months ended September 30, 2007, our net interest margin decreased 25 basis points to 4.89% from 5.14% for the prior year period.

On September 18, 2007, the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) reduced the overnight lending rate (the “fed funds rate”) by 50 basis points to 4.75%. This was the first reduction in the fed funds rate in 13 quarters.  On October 31, 2007, the FOMC reduced the fed funds rate by an additional 25 basis points to 4.50%. Prior to the September 18, 2007 action, the FOMC raised the fed funds rate from 1.00% to 5.25% in 25 to 50 basis point increments between June 30, 2004 and June 29, 2006.

Although the September, 2007 reduction in the fed funds rate triggered a reduction in market rates of interest, the impact of the FOMC's rate reduction is unknown at this time. If rates on deposits continue to reprice faster than rates on our loans and investments, we could continue to experience compression of our net interest margin which could have a negative effect on our profitability.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$111,822	$2,123	7.59%	$90,437	$1,798	7.95%
Investment securities	11,577	146	5.04	15,107	171	4.53
Other interest-earning assets	2,909	48	6.60	2,750	38	5.53
Total interest-earning assets	126,308	2,317	7.34	108,294	2,007	7.41

Non-interest-earning assets	5,574			5,485
Total assets	$131,882			$113,779

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,200	4	0.26	$6,461	4	0.25
Money market accounts	11,563	65	2.25	18,736	123	2.63
Savings accounts	13,286	17	0.51	14,867	19	0.51
Certificates of deposit	61,255	666	4.35	45,627	443	3.88
Borrowings	1,545	20	5.18	2,016	27	5.36
Total interest-bearing liabilities	93,849	772	3.29	87,707	616	2.81

Non-interest-bearing demand deposits	17,586			16,005
Other non-interest-bearing liabilities	2,272			2,065
Total liabilities	113,707			105,777

Stockholders’ equity	18,175			8,002
Total liabilities and stockholders’ equity	$131,882			$113,779

Net interest income		$1,545			$1,391
Interest rate spread			4.05			4.60
Net interest margin			4.89			5.14
Average interest-earning assets to average interest-bearing liabilities	134.59%			123.47%

Provision for Loan Losses. Provisions for loan losses were $66,000 for the three months ended September 30, 2007 compared to $19,000 for the three months ended September 30, 2006. The provisions were due to increases in the size of the loan portfolio and our analysis of the inherent losses in the portfolio.

Non-Interest Income. Non-interest income increased $97,000, or 30.2%, to $418,000 for the three months ended September 30, 2007 over the prior period as banking service charges and fees and mortgage banking income increased. The $73,000 increase in banking service charges and fees reflects an overall increase in deposits resulting from our branch expansion in November, 2005 and September, 2006, and charges collected from the Overdraft Privilege Program. The increase in mortgage banking income of $11,000 was due to the increased originations of longer-term fixed-rate loans, which we typically sell in the secondary market.

Non-Interest Expenses. Non-interest expenses increased $136,000, or 10.0%, during the three months ended September 30, 2007 over the prior year period. The increase in salaries and employee benefits of $61,000, which accounted for much of the increase, was due to our recent branch expansion and which included an increase in compensation expense of $9,000 related to shares committed for release under the newly created ESOP, and of $15,000 for the Directors Retirement Plan implemented in March 2007. Other expense increased by $45,000 as a result of our recent branch expansion and expenses for new services, while professional fees increased by $19,000, as a result of additional expenses related to operating as a public company.

Income Taxes. The income tax expense was $151,000 for the three months ended September 30, 2007 as compared to $122,000 for the three months ended September 30, 2006. The effective tax rate was 37.8% for the three months ended September 30, 2007 compared to 36.9% for the same period in 2006. Higher levels of pre-tax income have resulted in an increase in both the income tax expense and the effective tax rate.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Financial Highlights. Net income increased $215,000, or 51.4%, to $633,000 for the nine months ended September 30, 2007 compared to $418,000 for the same period in the prior year. The increase reflected higher net interest income and noninterest income, partially offset by higher noninterest expense.

Net Interest Income. Net interest income increased $410,000, or 10.7%, to $4.3 million during the nine months ended September 30, 2007 compared to the prior year period, primarily as a result of an increase in interest income on loans and investment securities.

Interest income on loans increased $1.1 million, or 22.8%, to $6.0 million during the nine months ended September 30, 2007 as the average balance of the loan portfolio grew $19.2 million, or 22.0%, while the average yield on the loan portfolio increased 4 basis points to 7.56%. Loan growth was driven by an increase in all categories of the loan portfolio, particularly one- to four-family residential real estate loans, non-residential real estate loans, and commercial business loans. The increase in the average yield was the result of the rising interest rate environment during 2006.

Interest income on investment securities increased $59,000, or 15.5%, as a result of maturing securities repricing at higher rates which caused the average yield on investment securities to increase by 62 basis points to 4.95%.

The shift in the mix of interest-earning assets, combined with slightly higher market rates, increased the average yield on earning assets to 7.25% during the nine months ended September 30, 2007, compared to 7.05% for the nine months ended September 30, 2006.

Average interest-bearing deposits during the nine months ended September 30, 2007 increased $10.9 million, or 13.4%, compared with the prior year period, due primarily to a $19.2 million increase in the average balance of certificates of deposit, primarily due to the $10.0 million certificate of deposit from the New York State Office of the Comptroller which was opened in the second quarter of 2006 and customer preference for higher interest rates, which was partially offset by a $7.9 million decrease in savings and money market accounts. Increases in market interest rates, combined with the shift in the deposit mix, increased the average cost of deposits to 3.24% in 2007 compared to 2.54% for 2006.

For the nine months ended September 30, 2007, our net interest margin decreased 30 basis points to 4.68% from 4.98% for the prior year period. If rates on deposits continue to reprice faster than rates on our loans and investments, we could continue to experience compression of our net interest margin which could have a negative effect on our profitability.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$106,393	$6,036	7.56%	$87,201	$4,917	7.52%
Investment securities	11,846	440	4.95	11,734	381	4.33
Other interest-earning assets	3,167	123	5.18	4,013	148	4.92
Total interest-earning assets	121,406	6,599	7.25	102,948	5,446	7.05

Non-interest-earning assets	5,463			5,192
Total assets	$126,869			$108,140

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,291	12	0.25	$6,646	12	0.24
Money market accounts	13,163	233	2.36	19,453	369	2.53
Savings accounts	13,393	50	0.50	15,038	56	0.50
Certificates of deposit	59,840	1,955	4.36	40,601	1,121	3.68
Stock subscription funds	532	3	0.75	-	-	0.00
Borrowings	2,164	88	5.42	1,031	40	5.17
Total interest-bearing liabilities	95,383	2,341	3.27	82,769	1,598	2.57

Non-interest-bearing demand deposits	17,463			15,910
Other non-interest-bearing liabilities	2,027			1,517
Total liabilities	114,873			100,196

Stockholders’ equity	11,996			7,944
Total liabilities and stockholders’ equity	$126,869			$108,140

Net interest income		$4,258			$3,848
Interest rate spread			3.98			4.48
Net interest margin			4.68			4.98
Average interest-earning assets to average interest-bearing liabilities	127.28%			124.38%

Provision for Loan Losses. Provisions for loan losses were $160,000 for the nine months ended September 30, 2007 compared to $63,000 for the nine months ended September 30, 2006. The change in the provision was due to an increase in the size of the loan portfolio and our analysis of the inherent losses in the portfolio. Specifically, our provision increased during the nine months ended September 30, 2007 as compared to the prior year period because of increases in our land loan, commercial business loan and commercial real estate loan portfolios. In determining our loan loss provision, we take into account the credit risks associated with these riskier types of lending as compared to one- to four-family residential real estate loans.

Non-Interest Income. Non-interest income increased $424,000, or 49.2% to $1.3 million for the nine months ended September 30, 2007 as banking service charges and fees and mortgage banking income increased. The $272,000 increase in banking service charges and fees reflects an overall increase in deposits resulting from our branch expansion in November, 2005 and September, 2006 and charges collected from the Overdraft Privilege Program. The increase in mortgage banking income of $83,000 was due to the increased originations of longer-term fixed-rate loans, which we typically sell in the secondary market.

Non-Interest Expenses. Non-interest expenses increased $375,000, or 9.4%, during the nine months ended September 30, 2007 over the prior year period. The increase in salaries and employee benefits of $222,000, which accounted for much of the increase, was due to our recent branch expansion, which also included expenses of $66,000 for the new ESOP and Directors’ Retirement Plans. Advertising and marketing, occupancy and equipment and data processing expenses increased $71,000 as a result of our recent branch expansion, while professional fees decreased by $22,000.

Income Taxes. The income tax expense was $391,000 for the nine months ended September 30, 2007 as compared to $244,000 for the nine months ended September 30, 2006. The effective tax rate was 38.2% for the nine months ended September 30, 2007 compared to 36.9% for the same period in 2006. Higher levels of pre-tax income have resulted in an increase in both the income tax expense and the effective tax rate.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $5.8 million. In addition, at September 30, 2007, we had arrangements to borrow up to $24.7 million from the Federal Home Loan Bank of New York. On September 30, 2007, we had no advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2007, we had $21.7 million in loan commitments outstanding, which primarily consisted of $3.0 million in unadvanced portions of construction loans, $4.8 million in commitments to fund one- to four-family residential real estate loans, $5.2 million in commercial real estate and business loans, $3.5 million in unused home equity lines of credit and $4.4 million in unused commercial lines of credit. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2007 totaled $58.4 million, or 95.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

HOMETOWN BANCORP, INC.

Dated: November 13, 2007	By:	/s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer (principal executive officer)

Dated: November 13, 2007	By:	/s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and Chief Financial Officer (principal financial and accounting officer)