Form 10KSB
period 2007-12-31
Hometown Bancorp,Inc.
filed 2008-03-31
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to

Commission file number: 000-52674
HOMETOWN BANCORP, INC.
(Name of small business issuer in its charter)

United States	02-0783010
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 Main Street, Walden, New York	12586
(Address of principal executive offices)	(Zip Code)

(845) 778-2171
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
Title of each class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The issuer’s revenues for its most recent fiscal year were $10.6 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at February 29, 2008 was $6.8 million, based upon the closing price of $7.35 as quoted on OTC Electronic Bulletin Board for February 29, 2008.  Solely for purposes of this calculation, the shares held by Hometown Bancorp MHC, Employee Stock Ownership Plan and the directors and officers of the issuer are deemed to be held by affiliates.

As of March 28, 2008, the issuer had 2,380,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the 2007 Annual Report to Stockholders are incorporated by reference in Part II of this Form 10-KSB.

2. Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One):   Yes ☐     No ☒

Index

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Hometown Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which Hometown Bancorp, Inc. operates, as well as nationwide; Hometown Bancorp, Inc.’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. In addition, additional factors that may affect our results are discussed in our prospectus which was filed with the Securities and Exchange Commission on May 22, 2007, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Hometown Bancorp, Inc. assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Hometown Bancorp, Inc. (“Hometown Bancorp” or the “Company”) is a federally chartered mid-tier stock holding company formed in 2006 to be the holding company for Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”). Hometown Bancorp’s primary business activity is the ownership of the outstanding capital stock of Walden Federal. Hometown Bancorp does not own or lease any property, but uses the premises, equipment and other property of Walden Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Hometown Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

On June 28, 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company. In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”), resulting in net proceeds of approximately $9.1 million after offering expenses and the ESOP. Currently, 55% of the Company’s outstanding common stock, or 1,309,275 shares, are owned by Hometown Bancorp MHC. Costs of approximately $717,000 were incurred in connection with the stock offering and were deducted from the net offering proceeds.

Walden Federal is a federally chartered savings association originally founded in 1919.  We operate as a community-oriented financial institution offering financial services to consumers and businesses in our market area.  We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate loans and construction, land, commercial and consumer loans, which, with the exception of long-term (more than 10 year terms) fixed-rate one- to four-family real estate loans, we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer insurance and investment services through Walden Federal.

Our website address is www.waldenfederal.com. Information on our website should not be considered a part of this Annual Report on Form 10-KSB.

Index

Market Area

We are headquartered in Walden, New York.  Our main office (12 Main Street) functions out of three locations within Walden.  In addition to our main office, we operate five full-service branch offices in Montgomery, Otisville, Newburgh and Monroe, New York.  Each of our branch offices are located in Orange County, New York, situated approximately 70 miles northwest from New York City.  We generate deposits through our six offices and conduct lending activities throughout Orange, lower Sullivan and lower Ulster Counties, New York.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America, JP Morgan Chase, Keycorp and Citizens Financial Group, Inc.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 2.36% of the deposits in Orange County, New York.

Our competition for loans comes from financial institutions and credit unions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

Loan Portfolio Analysis

The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $528,000 and $1.2 million at December 31, 2007 and 2006, respectively.

Index

	December 31,
	2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$49,558	40.7%	$40,807	41.9%
Construction(1)	10,990	9.0	10,760	11.1
Multi-family and commercial real estate	22,316	18.4	15,938	16.4
Land	10,309	8.5	7,648	7.9
Total real estate loans	93,173	76.6	75,153	77.3
Commercial loans	15,479	12.7	10,163	10.4
Consumer loans:
Home equity	12,538	10.3	11,381	11.7
Other	525	0.4	583	0.6
Total consumer loans	13,063	10.7	11,964	12.3
Total loans	121,715	100.0%	97,280	100.0%

Net deferred loan costs	54		8
Allowance for losses	(787)		(623)
Loans, net	$120,982		$96,665
__________________
(1)
Amount does not include the unadvanced portions of construction loans.  At December 31, 2007 and 2006, the additional unadvanced portions of construction loans were $3.6 million and $7.0 million, respectively.

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude applicable unadvanced portions of construction loans and net deferred loan costs.  The table also sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2007 that are contractually due after December 31, 2008.

Contractual Maturities and Interest Rate Sensitivity

December 31, 2007 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$16,193	$9,713	$1,470	$27,376
More than one to five years	12,924	4,841	1,542	19,307
More than five years	64,056	925	10,051	75,032
Total	$93,173	$15,479	$13,063	$121,715

Interest rate terms on amounts due after one year:
Fixed-rate loans	$14,585	$2,743	$7,654	$24,982
Adjustable-rate loans	62,395	3,023	3,939	69,357
Total	$76,980	$5,766	$11,593	$94,339

One- to Four-Family Residential Loans. The largest segment of our loan portfolio is comprised of mortgage loans to enable borrowers to purchase or refinance existing homes most of which serve as the primary residence of the owner.  We offer fixed-rate and adjustable-rate loans with terms up to 30 years.  Our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

Index

Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  We do not offer loans with negative amortization and generally do not offer interest-only one- to four-family residential real estate loans.  Additionally, our current practice is generally to (1) sell to the secondary market newly originated longer term (more than 10 year terms) fixed-rate one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term fixed-rate loans and adjustable-rate loans.  Generally, loans are sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with servicing retained and sold to other investors on a servicing released basis.

We will make loans with loan-to-value ratios up to 95%; however, we require private mortgage insurance or other credit enhancements for loans with a loan-to-value ratio over 80%.  We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

The majority of one- to four-family residential loans originated by Walden Federal are sold to Freddie Mac or kept in portfolio, in both instances with servicing retained.  We also sell loans to the State of New York Mortgage Agency (SONYMA) and other investors, with servicing released.  In each case, we utilize the guidelines of the applicable investor that set forth underwriting criteria which factor in various aspects of loan risk, including loan purpose, the borrower’s credit history and credit rating and the ability of the borrower to repay the loan.  Walden Federal does not make subprime loans.  All of the loans sold by us are sold without recourse.

Generally, all one- to four-family residential mortgage loans to be sold to Freddie Mac or retained in portfolio are underwritten to Freddie Mac standards, generally using Loan Prospector, Freddie Mac’s automated loan underwriting standards, although on occasion a loan may be manually underwritten.  Borrower information is input into Loan Prospector by our loan processor and reviewed by the underwriter, whose primary responsibility is to ensure that underwriting standards are in conformance with Freddie Mac guidelines.  Once it is determined that the loan meets the Freddie Mac criteria and guidelines, the loan is subject to review and approval by the underwriter and by our loan area manager or chief lending officer. Freddie Mac requires that a sampling of loans be reviewed within two to three months of closing for quality control and to ensure that processing and underwriting are within guidelines.  If it is determined that there were inadequacies or exceptions in the underwriting process, we could be required to repurchase the loan.  In the past ten years, we have not been required to repurchase any loans sold to Freddie Mac.

We also sell one- to four-family residential loans, servicing released, to a third party mortgage conduit and to SONYMA.  These loans are underwritten and approved by the investor or SONYMA, as applicable, based on the information that we provide them.  Once the loan is approved by the investor or SONYMA, as applicable, the loan is subject to review and approval by the underwriter and by our loan area manager or chief lending officer.

In an effort to provide financing for first-time buyers, we offer fixed-rate 30-year residential real estate loans through the State of New York Mortgage Agency, Freddie Mac and the United States

Index

Department of Agriculture.  We offer mortgage loans through these programs to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions.

Multi-Family and Commercial Real Estate Loans .  We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial and multi-family real estate, such as small office buildings, warehouses, retail properties and small apartment buildings.  We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally with rates fixed for up to 10 years and for terms of up to 20 years.  Adjustable-rate loans are typically based on the 1- to 5-year U.S. Treasury Bill or Prime Rate as published in The Wall Street Journal plus a specified percentage over the initial rate of interest.  Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value.  These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule.  We require all properties securing multi-family and commercial real estate loans to be appraised by a board-approved independent licensed appraiser.  In most cases, multi-family and commercial real estate loans also are supported by personal guarantees.

Construction Loans. We originate fixed-rate loans to individuals and to builders to finance the construction of residential dwellings.  We also make construction loans for small commercial development projects. Our construction loans generally are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 months for residential and commercial properties and up to 24 months for builder development properties.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan to value ratio of 95% on residential construction (with credit enhancements) and 75% on commercial construction, based on appraised value as if complete.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial Loans.  We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area.  The maximum amount of our commercial loans is limited by our in-house loans-to-one borrower limit.  We offer term loans for capital improvements, equipment acquisition and long-term working capital.  We originate these on both a fixed-rate and adjustable-rate basis with terms up to 10 years.  Adjustable-rate loans are generally based on the Prime Rate as published by The Wall Street Journal.  Secured commercial loans are secured by real estate or business assets other than real estate, such as business equipment and inventory.  In addition, in most cases, our commercial loans are backed by the personal guarantee of the borrower.  We also make unsecured commercial loans, but generally only on a short-term basis.

We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. Commercial lines of credit can be fixed- or adjustable-rate.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Land Loans. We also originate loans secured by developed and undeveloped land to individuals and builders.   Loans to individual borrowers who either own or are purchasing building lots are underwritten in accordance with our consumer loan guidelines discussed below.  These loans typically carry fixed-rates and are written on a 15- year amortization basis but with a short-term balloon maturity (typically five years).  Loans to builders and developers are underwritten using our commercial loan guidelines and are dependent upon the collateral value, borrower financial strength and other loan specific data.  Generally, land loans to builders and developers are written for up to a two-year term on an interest-only basis, with the rate tied to the Prime Rate as published by The Wall Street Journal on an adjustable rate basis or on a fixed-rate basis in

Index

accordance with commercial loan pricing.  Loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price.  Our land loans are not made on a speculative basis, but rather for the development of either residential or commercial real estate.

Included within our portfolio of land loans are loans issued to collateralize letters of credit issued by Walden Federal.  These letters of credit typically are issued to municipalities to ensure completion of roads and other improvements in subdivisions.

Consumer Loans.  Our consumer loans consist primarily of home equity loans and lines of credit.  We occasionally make loans secured by passbook or certificate accounts, unsecured loans, overdraft loans and automobile loans.

We offer fixed-rate home equity loans with a maximum combined loan to value ratio of 90% or less for terms up to 15 years.  Home equity lines of credit have adjustable rates of interest with five-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal.  Home equity loans have fixed and adjustable interest rates and terms up to 20 years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  The procedures for underwriting one- to four-family residential real estate loans apply equally to home equity loans.

Loan Underwriting Risks.

Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Commercial Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans.  In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.10x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could

Index

result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building or be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment.  If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Land Loans.  Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  We advertise in newspapers that are widely circulated throughout our market area.

Our customary practice is to sell almost all newly originated conforming long-term (more than 10 year terms) fixed-rate one- to four-family residential real estate loans and to hold in our portfolio shorter-term fixed-rate loans and adjustable-rate loans.  Generally, loans are sold to Freddie Mac with servicing retained and sold to other investors on a servicing released basis.  In addition, we sell participation interests to local financial institutions, primarily on construction and commercial real estate loans that exceed our lending limits.

From time to time, we will purchase participations in loans from local financial institutions to supplement our lending portfolio.  Loan participations that we purchase are also subject to the same credit analysis and approvals as loans we originate.  We are required to review all of the documentation relating to any loan in which we participate.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

We have not historically purchased any whole loans.  However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and was consistent with our interest rate risk strategy.

Index

Summary of Loan Activity

	Year Ended December 31,
(Dollars in thousands)	2007	2006

Total loans at beginning of period	$98,448	$83,507
Originations:
Real estate loans (2)	58,807	42,807
Commercial loans	11,445	3,757
Consumer loans, net activity	1,099	737
Total loans originated	71,351	47,301
Purchases of loan participations (1)	613	2,228
Less:
Principal payments	23,384	15,430
Loan sales	24,785	19,158
Transfers to foreclosed real estate	—	—
Total loans at end of period (2)	$122,243	$98,448
_____________________
(1)
From time to time, we purchase loan participations from local financial institutions to supplement our loan portfolio.  We purchased a total of two construction loan participations during 2006, which advances were made in 2007 for completed construction stages.  All of these loans were purchased from local community banks and all were underwritten by Walden Federal in accordance with its underwriting standards.  We anticipate considering future participations, but do not expect to match the level of 2006.  For a complete discussion of the risks associated with the specific types of loans that comprise our loan participations, see “Item1. Description of Business – Loan Underwriting Risks.”

(2)
Includes $528,000 and $1.2 million in real estate loans held-for-sale which are not reflected in our loan portfolio for the years ended December 31, 2007 and 2006, respectively.  These loans are investor loans that were closed but not funded at the end of the respective periods.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.  The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits.  All unsecured commercial loans, including commercial loans with collateral other than marketable securities or real estate, over $500,000 must be approved by the board of directors.  Commercial loans over $750,000 secured by real estate and commercial loans over $850,000 secured by marketable securities, cash or cash equivalents, must be approved by the board of directors.  All one- to four-family residential loans, including construction and land loans, over $750,000 and all consumer loans over $250,000 must be approved by the board of directors.  The same approval procedures for commercial loans are applicable to commercial real estate and multi-family real estate loans.

Loans-to-One Borrower Limit and Loan Category Concentration. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount my be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, Which generally does not include real estate. At December 31, 2007, our regulatory limit on loans-to-one borrower was $2.2 million.  At that date, our largest lending relationship consisted of two loans totaling $3.0 million that was secured by marketable securities, which permits us to exceed the regulatory loans-to-one borrower limit.  This loan was performing in accordance with its original terms at December 31, 2007.

Pursuant to a risk management policy adopted by our board of directors, and in an effort to closely monitor the origination and portfolio balances of higher risk real estate loans and commercial business loans, Walden Federal has established a goal to limit its combined balance of higher risk real estate loans plus commercial business loans to a maximum of 450% of Tier 1 capital, with the commercial business loans component not exceeding 100% of Tier 1 capital.  At December 31, 2007, the combined balance of our higher risk real estate loans and commercial business loans was 353.1% of Tier 1 capital, with the commercial business loan component at 107.9% of Tier 1 capital.  We will continue to closely monitor the origination and portfolio balances of these types of loans and may adjust these ratios after consideration of all relevant factors, including consultations with the Office of Thrift Supervision.

Index

Loan Commitments.  We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 60 days.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk and market risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis.  Other risks that we face are operational risks, liquidity risks and reputation risk.  Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals.  When the borrower is in default, we may commence collection proceedings.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan.  Management informs the board of directors monthly of the amount of loans delinquent more than 30 days.  Management provides detailed information to the board of directors on loans 60 or more days past due and all loans in foreclosure and repossessed property that we own.

Loans that we sell are sold without recourse and therefore, there is generally no risk that we would have to repurchase a previously sold loan due to early default.  However, if it is determined that there were inadequacies or exceptions in the underwriting process, we could be required to repurchase the loan.  In the past ten years, we have not been required to repurchase any loans sold to Freddie Mac.

Analysis of Nonperforming and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets.  The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, it is initially recorded at the fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property results in charges against income. We had no foreclosed real estate at December 31, 2007.

Index

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2007	2006
Nonaccrual loans:
One- to four-family residential real estate	$86	$199
Construction	—	—
Multi-family and commercial real estate	—	191
Land	16	—
Commercial	—	49
Consumer	22	—
Total nonaccrual loans	124	439

Foreclosed real estate	—	—
Other nonperforming assets	—	—
Total nonperforming assets	124	439
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$124	$439

Total nonperforming loans to total loans	0.10%	0.45%
Total nonperforming loans to total assets	0.09	0.37
Total nonperforming assets and troubled debt restructurings to total assets	0.09	0.37

For the year ended December 31, 2007, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was approximately $8,000.

Federal regulations require us to review and classify our assets on a regular basis.  In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify an asset as substandard or doubtful we evaluate the need to establish a specific allowance for loan losses.  If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified as loss.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

Index

Classified and Criticized Assets

	At December 31,
(Dollars in thousands)	2007	2006
Special mention assets	$283	$396
Substandard assets	63	355
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$346	$751

Other than disclosed in the above tables, there are no other loans that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Loss Delinquencies

	December 31,
	2007		2006
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
One- to four-family residential real estate	$333	$79	$647	$—
Construction	—	—	—	—
Commercial and multi-family real estate	—	—	—	—
Land	—	—	—	—
Commercial	—	—	—	—
Consumer	1	1	—	1
Total	$334	$80	$647	$1

Analysis and Determination of the Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  We review previously classified assets and any new nonaccrual loans and other loans where collectibility may be in question as part of determining whether additional allowances are necessary.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

We establish a specific allowance on certain identified problem loans based on such factors as:  (1) the strength of the customer’s personal or business cash flows and personal guarantees; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

We establish a general allowance for loans that are not classified to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category.  The allowance percentages have been derived using percentages commonly applied under the regulatory framework for Walden Federal and other similarly-sized institutions.  The percentages may be adjusted for significant factors that, in

Index

management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At December 31, 2007, our allowance for loan losses represented 0.64% of total gross loans. The allowance for loan losses increased by 26.3% from December 31, 2006 to December 31, 2007, increased by the provision for loan losses of $185,000 and reduced by net charge-offs of $21,000.  The decision to increase the allowance reflected the increase in the loan portfolio by 25.1% and the shift in the mix of the loan portfolio to a larger percentage of commercial, multi-family and commercial real estate and land loans.  Other factors affecting the allowance calculation, such as charge-offs, national and local economic trends and conditions, industry conditions, changes in credit concentrations, quality of lending management and staff and lending standards remained reasonably stable during this period.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Allocation of Allowance of Loan Losses

	December 31,
	2007		2006
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
One- to four-family residential real estate	$99	41.0%	$83	41.9%
Construction	120	9.0	124	11.1
Multi-family and commercial real estate	157	18.2	114	16.4
Land	155	8.4	115	7.9
Commercial	174	12.7	120	10.4
Consumer	82	10.7	67	12.3
Total allowance for loan losses	$787	100.0%	$623	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Index

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

Analysis of Loan Loss Experience.

	Year Ended December 31,
(Dollars in thousands)	2007	2006
Allowance at beginning of period	$623	$531

Provision for loan losses	185	102
Charge offs:
One- to four-family residential real estate loans	—	—
Construction	—	—
Commercial and multi-family real estate loans	—	—
Land	—	—
Commercial loans	—	9
Consumer loans	25	1
Total charge-offs	25	10

Recoveries:
One- to four-family residential real estate loans	—	—
Construction	—	—
Commercial and multi-family real estate loans	—	—
Land	—	—
Commercial loans	—	—
Consumer loans	4	—
Total recoveries	4	—
Net charge-offs	21	10

Allowance at end of period	$787	$623

Allowance to nonperforming loans	634.7%	141.9%
Allowance to total loans outstanding at the end of the period	0.64	0.64
Net charge-offs to average loans outstanding during the period	0.02	0.01

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds.  We also are required to maintain an investment in Federal Home Loan Bank of New York stock.

At December 31, 2007, our investment portfolio totaled $2.8 million, or 2.1% of total assets, and consisted primarily of mortgage-backed securities and U.S. agency securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy.  The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance.  Our board of directors reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

At the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale are reported at estimated market value, trading securities are reported at estimated fair value and the securities held to maturity are reported at

Index

amortized cost. A periodic review and evaluation of the available-for-sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At December 31, 2007, we had no securities classified as trading.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

Investment Securities

	December 31,
	2007		2006
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency securities	$1,000	$1,003	$1,000	$997
Total available for sale	1,000	1,003	1,000	997

Securities held to maturity:
U.S. Treasury and Government agency securities	500	502	9,475	9,460
Mortgage-backed securities	1,274	1,274	1,569	1,556
Total held to maturity	1,774	1,776	11,044	11,016
Total	$2,774	$2,779	$12,044	$12,013

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2007.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Approximately $118,000 of the mortgage-backed securities listed have adjustable interest rates.

Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2007 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
U.S. Government agency securities	—	—	$1,003	4.25%	—	—	—	—	$1,003	4.25%
Total available for sale	—	—	1,003	4.25	—	—	—	—	1,003	4.25

Securities held to maturity:
U.S. Government agency securities	—	—	500	4.50	—	—	—	—	500	4.50
Mortgage-backed securities	$378	3.27	—	—	$778	5.25%	$118	5.27%	1,274	4.67
Total held to maturity	378	3.27	500	4.50	778	5.25	118	5.27	1,774	4.62
Total	$378	3.27%	$1,503	4.33%	$778	5.25%	$118	5.27%	$2,777	4.48%

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Index

Deposit Accounts. Substantially all of our depositors are residents of the State of New York.  Deposits are attracted from within our market area through advertising and the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  In addition to accounts for individuals, we also offer commercial checking accounts designed for the businesses operating in our market area.  We do not have any brokered deposits. Municipal deposits comprise a portion of our total deposits.  The New York State Banking Department has designated the Town of Mount Hope, including the village of Otisville, as a Banking Development District.  The objective of the program is to encourage the establishment of bank branches in geographic locations where there is a demonstrated need for banking services.  The New York State Office of the Comptroller is authorized to deposit funds with our Otisville branch.  Additionally, Walden Federal can accept public funds from the Town of Mount Hope and the Village of Otisville.  At December 31, 2007, $10.0 million, or 8.9% of our total deposits consisted of one municipal deposit from the New York State Office of the Comptroller.  We expect to renew this $10.0 million certificate of deposit for one additional year in April 2008.  We do not expect this certificate of deposit to remain with us past April 2009. At December 31, 2007, we had a total of $63.4 million in certificates of deposit, of which $60.9 million had remaining maturities of one year or less. Based on historical experience, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the balances of our deposit products at the dates indicated.

Deposits

	December 31,
	2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$17,441	15.6%	$18,692	17.9%
Interest-bearing demand deposits	6,446	5.7	6,546	6.2
Money market accounts	11,170	10.0	15,968	15.3
Savings accounts	13,645	12.2	13,343	12.8
Certificates of deposit	63,359	56.5	49,969	47.8
Total	$112,061	100.0%	$104,518	100.0%

Time Deposit Maturities of $100,000 or more

December 31, 2007 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$17,619
Over three through six months	3,658
Over six through twelve months	2,452
Over twelve months	949
Total	$24,678

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York to supplement our investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. We had no

Index

Federal Home Loan Bank advances at December 31, 2007. As of December 31, 2007, we had the ability to borrow $24.7 million under our line of credit facilities with the Federal Home Loan Bank.

The borrowings are secured by qualifying assets of the Association which include the Federal Home Loan Bank stock, securities and first mortgage loans.  The Association has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $39.8 million, including line of credit facilities, of which $10.0 million was used at December 31, 2007, to secure a municipal letter of credit.

Borrowings

	Year Ended December 31,
(Dollars in thousands)	2007	2006

Maximum amount outstanding at any month end during the period:
FHLB advances	$6,325	$6,900
Average amount outstanding during the period:
FHLB advances	$1,638	$1,968
Weighted average interest rate during the period:
FHLB advances	5.43%	5.34%
Balance outstanding at end of period:
FHLB advances	—	$2,525
Weighted average interest rate at end of period:
FHLB advances	0.00%	5.35%

Personnel

At December 31, 2007, we had 55 full-time employees and six part-time employees, none of whom is represented by a collective bargaining unit.

Subsidiaries

Hometown Bancorp’s only direct subsidiary is Walden Federal.  Walden Federal has two active wholly-owned subsidiaries, Ever-Green Financial Services Inc. and Valley Services, Inc., both of which are New York corporations.  Evergreen was formed in 1984.  Evergreen’s sole business activity is a 50% ownership interest in Evergreen Title Agency, LP.  Valley Services was formed in 1999 to hold real estate owned.

REGULATION AND SUPERVISION

General

Walden Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits.  Walden Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  Walden Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Walden Federal’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the Office of Thrift

Index

Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Hometown Bancorp, Hometown Bancorp MHC and Walden Federal and their operations.  Hometown Bancorp and Hometown Bancorp MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.

Certain of the regulatory requirements that are applicable to Walden Federal, Hometown Bancorp and Hometown Bancorp MHC are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Walden Federal, Hometown Bancorp and Hometown Bancorp MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2007, Walden Federal met each of these capital requirements.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of

Index

Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the savings association’s total assets when it was deemed undercapitalized or the amount necessary to achieve compliance with applicable capital regulations.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At December 31, 2007, Walden Federal was well-capitalized.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.  Walden Federal has not received any notice from the Office of Thrift Supervision that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions.  Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Walden Federal, it is a subsidiary of a holding company.  If Walden Federal’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  Education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2007, Walden Federal met the qualified thrift lender test.

Transactions with Related Parties.  Federal law limits Walden Federal’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Hometown Bancorp,

Index

Hometown Bancorp MHC and their non-savings institution subsidiaries).  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Hometown Bancorp to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Walden Federal to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.  Walden Federal is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit Walden Federal to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Walden Federal’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Insurance of Deposit Accounts.  Deposits of Walden Federal are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The FDIC determines insurance premiums based on a number of factors, primarily the agency’s assessment of the risk of loss that insured institutions pose to the Deposit Insurance Fund.  Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%.  The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.  The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007.  The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits.  A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Walden Federal.  We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Federal Home Loan Bank System.  Walden Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a

Index

central credit facility primarily for member institutions.  Walden Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Walden Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $142,000.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Walden Federal received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Holding Company Regulation

General.  Hometown Bancorp and Hometown Bancorp MHC are savings and loan holding companies within the meaning of federal law.  As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities.  In addition, the Office of Thrift Supervision has enforcement authority over Hometown Bancorp and Hometown Bancorp MHC and their non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Walden Federal.

Restrictions Applicable to Mutual Holding Companies.  According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Hometown Bancorp MHC, may generally engage in the following activities:  (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies.  In addition, mutual holding companies may engage in activities permitted for financial holding companies.  Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift Supervision.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

Index

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except:  (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation.  The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies.  We have adopted this form of organization.  Hometown Bancorp is the stock holding company subsidiary of Hometown Bancorp MHC.  Hometown Bancorp is permitted to engage in activities that are permitted for Hometown Bancorp MHC subject to the same restrictions and conditions.

Waivers of Dividends by Hometown Bancorp MHC.  Office of Thrift Supervision regulations require Hometown Bancorp MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Hometown Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  We anticipate that Hometown Bancorp MHC will waive dividends that Hometown Bancorp may pay, if any.

Conversion of Hometown Bancorp MHC to Stock Form. Office of Thrift Supervision regulations permit Hometown Bancorp MHC to convert from the mutual form of organization to the capital stock form of organization.  There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction.  In a conversion transaction, a new holding company would be formed as the successor to Hometown Bancorp, Hometown Bancorp MHC’s corporate existence would end, and certain depositors of Walden Federal would receive the right to subscribe for additional shares of the new holding company.  In a conversion transaction, each share of common stock held by stockholders other than Hometown Bancorp MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Hometown Bancorp MHC own the same percentage of common stock in the new holding company as they owned in Hometown Bancorp immediately before conversion.  The total number of shares held by stockholders other than Hometown Bancorp MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Index

FEDERAL AND STATE TAXATION

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002.  For its 2007 fiscal year, Walden Federal’s maximum federal income tax rate was 34%.

Hometown Bancorp and Walden Federal have entered into a tax allocation agreement.  Because Hometown Bancorp owns 100% of the issued and outstanding capital stock of Walden Federal, Hometown Bancorp and Walden Federal are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Hometown Bancorp is the common parent corporation.  As a result of this affiliation, Walden Federal may be included in the filing of a consolidated federal income tax return with Hometown Bancorp and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before September 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve.  A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.  The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  Approximately $500,000 of our accumulated bad debt reserves would not be recaptured into taxable income unless Walden Federal makes a “non-dividend distribution” to Hometown Bancorp as described below.

Distributions.  If Walden Federal makes “non-dividend distributions” to Hometown Bancorp, the distributions will be considered to have been made from Walden Federal’s unrecaptured tax bad debt reserves, including the balance of its reserves as of March 31, 1987, to the extent of the “non-dividend distributions,” and then from Walden Federal’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Walden Federal’s taxable income.  Non-dividend distributions include distributions in excess of Walden Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of Walden Federal’s current or accumulated earnings and profits will not be so included in Walden Federal’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Therefore, if Walden Federal makes a non-dividend distribution to Hometown Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate.  Walden Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

New York Taxation.  Hometown Bancorp reports income on a calendar year basis to New York State.  New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1%

Index

of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company.  Entire net income is based on federal taxable income, subject to certain modifications.  Alternative entire net income is equal to entire net income without certain modifications.

Bad Debt Reserves.  Deferred tax liabilities have not been recognized with respect to the New York State base-year reserve of approximately $4.2 million at December 31, 2007, since Walden Federal does not expect that these amounts will become taxable in the foreseeable future.

Index

ITEM 2.	DESCRIPTION OF PROPERTY

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities at December 31, 2007 (dollars in thousands).

Location	Owned/ Leased	Date of Lease Expiration (including lease extensions)	Net Book Value of Property or Leasehold Improvements at December 31, 2007
			(In thousands)
Main Office:
12 Main Street Walden, New York 12586	Owned	N/A	$ 1,180

Branches:
(Montgomery) 201 Ward Street, Suite L Montgomery, New York 12549	Leased	10/01/2011	5

(Monroe Wal-Mart) 288 Larkin Drive Monroe, New York 10950	Leased	10/31/2015	106

(Otisville) 2 Sanatorium Avenue, Suite 2 Otisville, New York 10963	Leased	11/01/2014	77

(Monroe ShopRite) 785 Route 17M Monroe, New York 10950	Leased	06/01/2021	123

Newburgh 211 South Plank Road Newburgh, New York 12550	Leased	05/01/2027	300

Other Properties:
(Loan Center) 74 W. Main Street Walden, New York 12586	Owned	N/A	517

(Loan Annex) 8 Main Street Walden, New York 12586	Owned	N/A	80

As of December 31, 2007, the total net book value of Walden Federal’s offices was $2.4 million.

Index

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holder and Dividend Information

The Company’s common stock is listed on the OTC Bulletin Board under the trading symbol “HTWC.OB” The Company completed its initial public offering on June 28, 2007 and commenced trading on June 29, 2007. The following table sets forth the high and low bid prices of the common stock for the 2007 fiscal year, as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	For the Year Ended December 31, 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$8.20	$10.05	$10.00	N/A
Low	7.40	7.55	10.00	N/A

As of December 31, 2007, there were approximately 324 holders of record of the Company’s common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Hometown Bancorp is not subject to OTS regulatory restrictions on the payment of dividends.  However, Hometown Bancorp’s ability to pay dividends may depend, in part, upon its receipt of dividends from Walden Federal because Hometown Bancorp has no source of income other than earnings from the investment of the net proceeds from the offering that it retained.  Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations.  Walden Federal may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization.  No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

As of December 31, 2007, Hometown Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.  To date, we have not declared any cash dividends.

Since completion of the offering on June 28, 2007, we have not repurchased any of our shares of common stock and have not publicly announced repurchase plans or programs.

Index

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2007 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference.

ITEM 7.	FINANCIAL STATEMENTS

The Financial Statements in the Company’s 2007 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-KSB are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Walden Federal became a wholly-owned subsidiary of Hometown Bancorp upon Walden Federal’s reorganization into the mutual holding company structure in May, 2006. Prior to the offering, Walden Federal’s consolidated financial statements were audited by Nugent & Haeussler, P.C. In connection with Hometown Bancorp’s preparation for the offering, on November 10, 2006, Nugent & Haeussler, P.C. resigned and, on December 6, 2006, Hometown Bancorp engaged Beard Miller Company LLP to audit the consolidated financial statements of Walden Federal and Hometown Bancorp as of December 31, 2006 and 2005, and for each of the two years in the period ended December 31, 2006.  Before its engagement, Walden Federal and Hometown Bancorp did not consult Beard Miller Company LLP regarding either: (1) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Hometown Bancorp’s financial statements; or (2) on any matter that was subject of a disagreement with its former accountants or on any matter that was a reportable event.

Nugent & Haeussler, P.C.’s reports on the consolidated financial statements of Walden Federal did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. The resignation of Nugent & Haeussler, P.C. and the engagement of Beard Miller Company LLP was due to the stock offering and associated registration requirements, including the need for Hometown Bancorp’s consolidated financial statements to be audited by an accounting firm registered with the Public Company Accounting Oversight Board (the “PCAOB”). Nugent & Haeussler, P.C. is not registered with the PCAOB. The engagement of Beard Miller Company LLP was approved by the boards of directors of Hometown Bancorp MHC, Hometown Bancorp and Walden Federal.

There has not been any disagreement between Nugent & Haeussler, P.C. and Walden Federal or Hometown Bancorp with respect to the consolidated financial statements for 2006 or 2005, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Nugent & Haeussler, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. Nor have any of Nugent & Haeussler, P.C.’s reports on the consolidated financial statements of Walden Federal contained an adverse opinion or a disclaimer of opinion, or any modification as to uncertainty, audit scope, or accounting principles. Nugent & Haeussler, P.C. has furnished a letter addressed to the Securities and Exchange Commission and filed as an exhibit to our Registration Statement on Form SB-2, initially filed on March 16, 2007, stating its agreement with the statements made herein.

ITEM 8A.	CONTROLS AND PROCEDURES

Hometown Bancorp’s management, including Hometown Bancorp’s principal executive officer and principal financial officer, have evaluated the effectiveness of Hometown Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities

Index

Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Hometown Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Hometown Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Hometown Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

For information concerning the directors of Hometown Bancorp, the information contained under the section captioned “Proposal 1 – Election of Directors” in Hometown Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders the (“Proxy Statement”) is incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Hometown Bancorp MHC, Hometown Bancorp and Walden Federal are elected annually by the boards of directors and serve at the boards’ discretion.  The executive officers of Hometown Bancorp MHC, Hometown Bancorp and Walden Federal are:

Name	Position
Thomas F. Gibney	President and Chief Executive Officer

Stephen W. Dederick	Vice President and Chief Financial Officer

Judith B. Weyant	Senior Vice President, Chief Operating Officer and Corporate Secretary

L. Bruce Lott	Senior Vice President and Chief Lending Officer

Index

Below is information regarding the executive officers.  Each officer has held his or her current position for at least the last five years, unless otherwise stated.  Ages presented are as of December 31, 2007.

Thomas F. Gibney has been President and Chief Executive Officer of the Bank since 1991.  Age 59.  Director of the Bank, Hometown Bancorp MHC and Hometown Bancorp since June 2006.

Stephen W. Dederick has been Vice President and Chief Financial Officer of Walden Federal since 2004.  Prior to joining Walden Federal, Mr. Dederick served as Vice President and Chief Financial Officer of Community Bank of Orange, NA from April 2002 until March 2004.  Mr. Dederick served as Senior Vice President at Berkshire Bank from March 2001 until January 2002.  Mr. Dederick served as Senior Vice President and Chief Financial Officer of Goshen Savings Bank from 1997 until its acquisition.  Mr. Dederick has served as Vice President and Chief Financial Officer of Hometown Bancorp MHC and Hometown Bancorp since their formation.  Mr. Dederick joined Walden Federal in 2004.  Age 51.

Judith B. Weyant has been Senior Vice President and Chief Operating Officer of Walden Federal since 1992.  Ms. Weyant has served as Senior Vice President and Chief Operating Officer of Hometown Bancorp MHC and Hometown Bancorp since their formation and as Corporate Secretary of Walden Federal, Hometown Bancorp MHC and Hometown Bancorp since January 2007.  Ms. Weyant joined Walden Federal in 1984.  Age 55.

L. Bruce Lott has been Senior Vice President and Chief Lending Officer of Walden Federal since 2004.  Mr. Lott served as Vice President and Senior Loan Officer of Walden Federal since 2000 and joined Walden Federal in 1995.  Mr. Lott has also served as Senior Vice President of Hometown Bancorp MHC and Hometown Bancorp since their formation.  Age 54.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

DISCLOSURE OF AUDIT COMMITTEE FINANCIAL EXPERT

For information regarding the audit committee and its composition and the audit committee financial expert, reference is made to the section captioned “Corporate Governance–Meetings and Committees of the Board of Directors–Audit Committee” in the Proxy Statement.

DISCLOSURE OF CODE OF ETHICS AND BUSINESS CONDUCT

Hometown Bancorp has adopted a Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller or persons performing similar functions.  A copy of the Code of Ethics is available on our website at www.waldenbank.com.

ITEM 10.	EXECUTIVE COMPENSATION

The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Index

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Hometown Bancorp knows of no arrangements, including any pledge by any person of securities of Hometown Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Hometown Bancorp has not adopted an equity incentive plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section titled “Transactions with Related Persons” in the Proxy Statement.

Director Independence

The information related to director independence required by this item is incorporated herein by reference to the section titled “Proposed 1 – Election of Directors” in the Proxy Statement.

ITEM 13.	EXHIBITS

3.1	Charter of Hometown Bancorp, Inc.(1)
3.2	Bylaws of Hometown Bancorp, Inc.(1)
4.0	Specimen Stock Certificate of Hometown Bancorp, Inc.(1)
10.1	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Thomas F. Gibney.(2)
10.2	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Stephen W. Dederick (2)
10.3	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and L. Bruce Lott (2)
10.4	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Judith B. Weyant (2)
10.5	Walden Federal Savings and Loan Association Directors’ Retirement Plan (1)
10.6	Walden Federal Savings and Loan Association Employee Stock Ownership Plan (1)
13.0	2007 Annual Report to Stockholders
16.1	Letter re: Change in Certifying Accountant (1)
21.0	Subsidiaries of the Registrant (1)
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

Index

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on March 16, 2007, Registration No. 333-141351.

(2)	Incorporated herein by reference to the Exhibits to Hometown Bancorp, Inc.’s Form 10-QSB filed on August 14, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Proposal 3 – Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hometown Bancorp, Inc.

Date: March 31, 2008	/s/ Thomas F. Gibney
By: Thomas F. Gibney
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas F. Gibney	President, Chief Executive	March 31, 2008
Thomas F. Gibney	Officer and Director
(principal executive officer)

/s/ Stephen W. Dederick	Chief Financial Officer and	March 31, 2008
Stephen W. Dederick	Vice President
(principal accounting and financial officer)

/s/ Joseph B. Horan, III	Director	March 31, 2008
Joseph B. Horan, III

/s/ Gerald N. Jacobowitz	Director	March 31, 2008
Gerald N. Jacobowitz

/s/ Graham S. Jamison	Director	March 31, 2008
Graham S. Jamison

/s/ Stephen E. Sabine	Director	March 31, 2008
Stephen E. Sabine

/s/ Kenneth R. Schliphack	Director	March 31, 2008
Kenneth R. Schliphack

/s/ Curt J. Schoeberl, Sr.	Director	March 31, 2008
Curt J. Schoeberl, Sr.