Form 10-Q
period 2008-03-31
Hometown Bancorp,Inc.
filed 2008-05-15
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  000-52674

                  HOMETOWN BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	02-0783010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Main Street, Walden, New York 12586
(Address of principal executive offices)

(845) 778-2171
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                          No ☒

As of May 15, 2008 there were 2,380,500 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)
March 31,	December 31,
2008	2007
(Dollars in Thousands, Except Share Data)
Assets

Cash and due from banks	$2,969	$3,642
Interest earning demand deposits with banks	351	371
Cash and cash equivalents	3,320	4,013

Securities available for sale	1,015	1,003
Securities held to maturity (fair value at March 31, 2008 $1,722; and at December 31, 2007 $1,776)	1,700	1,774
Loans held for sale	250	528
Loans receivable, net of allowance for loan losses (at March 31, 2008 $812; and at December 31, 2007 $787)	123,764	120,982
Premises and equipment, net	2,754	2,797
Federal Home Loan Bank stock, at cost	193	142
Accrued interest receivable and other assets	1,582	1,451

Total Assets	$134,578	$132,690
Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$17,178	$17,441
Interest bearing	96,192	94,620
Total Deposits	113,370	112,061

Federal Home Loan Bank advances	1,075	-
Advances from borrowers for taxes and insurance	425	535
Accrued interest payable	286	262
Other liabilities	767	1,352
Total Liabilities	115,923	114,210

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; issued and outstanding at March 31, 2008 and at December 31,2007 2,380,500 shares	24	24
Paid-in capital	10,127	10,129
Retained earnings	9,379	9,222
Unearned ESOP shares, at cost	(874)	(886)
Accumulated other comprehensive loss	(1)	(9)
Total Stockholders’ Equity	18,655	18,480

Total Liabilities and Stockholders’ Equity	$134,578	$132,690
See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Interest Income
Loans receivable, including fees	$2,132	$1,920
Securities, taxable	30	143
Other	20	30
Total Interest Income	2,182	2,093

Interest Expense
Deposits	731	710
Federal Home Loan Bank advances	4	47
Total Interest Expense	735	757

Net Interest Income	1,447	1,336

Provision for Loan Losses	26	59

Net Interest Income after Provision for Loan Losses	1,421	1,277

Non-interest Income
Banking fees and service charges	257	268
Mortgage banking income, net	93	127
Investment brokerage fees	17	12
Realized losses on sales of securities	-	(2)
Other	16	22
Total Non-interest Income	383	427

Non-interest Expenses
Salaries and employee benefits	922	863
Occupancy and equipment	180	155
Professional fees	63	28
Advertising and marketing	56	60
Data processing	128	118
Telephone and postage	40	46
Other	158	140
Total Non-interest Expenses	1,547	1,410

Income before Income Taxes	257	294

Income Tax Expense	100	114

Net Income	$157	$180

Net Income per common share- basic	$0.07	$0.14
Weighted average number of common shares outstanding – basic	2,292	1,309

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2008 and 2007
(In Thousands except share data)  (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2006	$-	$150	$8,372	$-	$(2)	$8,520

Comprehensive income:
Net income	-	-	180	-	-	180
Change in net unrealized losses on securities available for sale, net of taxes	-	-	-	-	1	1

Total Comprehensive Income						181

Balance - March 31, 2007	$-	$150	$8,552	$-	$(1)	$8,701

Balance - December 31, 2007	$24	$10,129	$9,222	$(886)	$(9)	$18,480

Comprehensive income:
Net income	-	-	157	-	-	157
Change in net unrealized gains on securities available for sale, net of taxes	-	-	-	-	7	7
Net gains and past service liability for the Directors’ Retirement Plan, net of taxes	-	-	-	-	1	1

Total Comprehensive Income						165

ESOP shares committed to be released (1,167 shares)	-	(2)	-	12	-	10

Balance - March 31, 2008	$24	$10,127	$9,379	$(874)	$(1)	$18,655

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$157	$180
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	60	53
Provision for loan losses	26	59
Amortization of mortgage servicing rights	36	39
Net amortization (accretion) of securities premiums and discounts	(1)	(25)
Net realized loss on sales of securities	-	2
Net gain on sale of loans	(34)	(86)
Loans originated for sale	(3,405)	(5,290)
Proceeds from sale of loans	3,717	6,125
ESOP expense	10	-
Increase in accrued interest receivable and other assets	(167)	(164)
Decrease in accrued interest payable and other liabilities	(565)	(104)
Net Cash Provided (Used) by Operating Activities	(166)	789

Cash Flows from Investing Activities

Activity in held to maturity securities:
Purchases	-	(9,000)
Maturities, calls and principal repayments	75	76
Proceeds from sales	-	8,997
Net increase in loans receivable	(2,808)	(6,697)
Net decrease (increase) in Federal Home Loan Bank stock	(51)	114
Purchases of bank premises and equipment	(17)	(13)
Net Cash Used by Investing Activities	(2,801)	(6,523)

Cash Flows from Financing Activities

Net increase in deposits	1,309	8,686
Net increase (decrease) in Federal Home Loan Bank advances	1,075	(2,525)
Decrease in advances from borrowers for taxes and insurance	(110)	(71)

Net Cash Provided by Financing Activities	2,274	6,090

Net Increase (Decrease) in Cash and Cash Equivalents	(693)	356

Cash and Cash Equivalents - Beginning	4,013	3,265

Cash and Cash Equivalents - Ending	$3,320	$3,621

Supplementary Cash Flows Information

Interest paid	$711	$641

Income taxes paid	$219	$-

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The Company is a wholly-owned subsidiary of Hometown Bancorp MHC, a federally chartered mutual holding company.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2007 and 2006, included in its annual report on Form 10-KSB.

The unaudited consolidated financial statements at March 31, 2008 and for the three months ended March 31, 2008 and 2007 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Directors’ Retirement Plan

Effective March 2007, the Bank adopted an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the three months ended March 31, 2008 is as follows (in thousands):

Service cost	$ 11
Interest cost	1
Amortization of prior service cost	1
Net periodic pension expense	$ 13

Index

Note 4 – Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and unrecognized losses and past service liabilities for pension plans, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Unrealized holding gains on securities available for sale:
Unrealized holding gains arising during the period	$12	$2
Reclassification adjustment for losses included in net income	-	-

Net Unrealized Gains	12	2

Directors’ retirement plan:
Reclassification adjustment for pension gains and past service liability recognized in pension expense	1	-

Net Change in Director’s retirement plan	1	-

Other comprehensive income before tax	13	2

Income tax effect	(5)	(1)

Net of Tax Amount	$8	$1

   At March 31, 2008 and 2007, the components of accumulated other comprehensive loss are as follows:

	2008	2007
	(In Thousands)
Unrealized gain (loss) on securities available for sale (net of tax effect 2008 $6; 2007 ($1))	$9	$(1)

Net gains and past service liability for Directors’ retirement plan (net of tax effect 2008 ($6); 2007 $0 )	(10)	-

	$(1)	$(1)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

On June 28, 2007, the Bank established an ESOP which acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP in annual payments through 2027 at a fixed interest rate of 8.25%. Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation benefit expense as shares are committed for release at their current market

Index

price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company committed to release 1,167 shares to the ESOP during the three months ended March 31, 2008. The Company recognized $10,000 of compensation expense related to this plan for the three months ended March 31, 2008. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 – Earnings Per Share

The Company had 100 shares of common stock issued and outstanding January 1, 2007 to June 28, 2007.  On June 28, 2007, the Company issued 2,380,500 shares of common stock and cancelled 100 shares.

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The 1,309,275 common shares issued to Hometown Bancorp MHC are assumed to be outstanding for all periods represented, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation since the closing of the stock offering on June 28, 2007. Diluted earnings per common share is computed in a manner similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the incremental common shares  (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2008 and 2007, had no potentially dilutive common stock equivalents.

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

Note 8 – Fair Value Measurements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy under SFAS No. 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

Index

An asset or liability’s level within fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at March 31, 2008 is as follows:

Description	March 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Securities available for sale	$ 1,015	$ -	$ 1,015	$ -

Fair values of available for sale securities are based on quoted market prices of comparable instruments. When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing. Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

Note 9 - Recent Accounting Pronouncements

FSP 157-2

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on its consolidated financial statements.

SFAS No. 141(R)

SFAS No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective January 1, 2009. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

SFAS No. 160

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective January 1, 2009. The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements in future periods.

Index

SFAS No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements in future periods.

FSP FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements in future periods.

Item 2.  Management’s Discussion and Analysis of Results of Operation and Financial Condition

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate market values in our area, and changes in relevant accounting principles and guidelines.

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

Index

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets, liabilities or on income to be critical accounting policies.  We have identified the allowance for loan losses as our critical accounting policy.

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

Index

The Company completed its stock offering on June 28, 2007, during which the Company sold 1,071,225 shares of common stock to subscribers at a price of $10 per share. The Company also issued 1,309,275 shares of its common stock to Hometown Bancorp MHC.

Balance Sheet Analysis

Overview.  Total assets increased $1.9 million, or 1.4%, to $134.6 million at March 31, 2008, reflecting the results of our branch expansion and the growth of our loan portfolio.  In the three months ended March 31, 2008, the loan portfolio grew $2.5 million, or 2.1%, with the growth concentrated primarily in the residential, land and commercial business loan portfolios.

Asset growth during the three months ended March 31, 2008 was partially funded through an increase in deposits.  During the three months ended March 31, 2008, deposits grew $1.3 million to $113.4 million. The increase in deposits was primarily due to our branch expansion.  We had borrowings at March 31, 2008, of $1.1 million, consisting of FHLB advances, as compared to no borrowings at December 31, 2007. Cash and cash equivalents decreased by $693,000 to $3.3 million at March 31, 2008.

Total stockholders’ equity increased $175,000 in the three months ended March 31, 2008 to $18.7 million due primarily to net income of $157,000.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Loans.  At March 31, 2008, total loans, net, were $124.0 million, or 92.2% of total assets as compared with $121.5 million or 91.6% of total assets at December 31, 2007.  In the three months ended March 31, 2008, the loan portfolio grew $2.5 million, or 2.1%, with the growth distributed across most categories of the loan portfolio, particularly one- to four-family residential real estate loans which increased by $1.1 million, land loans by $1.1 million and commercial business loans by $566,000.  The growth in the loan portfolio has slowed in 2008 due primarily to decreased mortgage originations in our market area and a decline in the local economy which has adversely affected loan origination opportunities.  The Bank does not make subprime loans.

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  The Company had no troubled debt restructurings as of or during the three months ended March 31, 2008 or at December 31, 2007.  There were no accruing loans past due 90 days or more as of March 31, 2008 or December 31, 2007.

Index

(Dollars in thousands)	March 31, 2008	December 31, 2007
Nonaccrual loans:
One- to four-family residential real estate	$165	$86
Construction	—	—
Multi-family and commercial real estate	—	—
Land	—	16
Commercial	50	—
Consumer	1	22
Total	216	124

Foreclosed real estate	—	—
Other nonperforming assets	—	—
Total nonperforming assets	216	124
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$216	$124

Total nonperforming loans to total loans	0.17%	0.10%
Total nonperforming loans to total assets	0.16	0.09
Total nonperforming assets and troubled debt restructurings to total assets	0.16	0.09

Classified Assets.   Federal regulations require us to review and classify our assets on a regular basis.  In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify an asset as substandard or doubtful we evaluate the need to establish a specific allowance for loan losses.  If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified as loss.

Substandard classified and criticized assets increased from $63,000 at December 31, 2007 to $123,000 as of March 31, 2008. Special mention assets increased from $283,000 to $5.6 million as of March 31, 2008. The increase in the special mention assets is related to management’s assessment of the current trends in the local economy and, in particular, the recent trends in the real estate market in the Bank’s market area.  Management has begun to closely monitor its higher risk loans and loans which may be adversely affected by these trends. In this regard, $1.3 million of the Bank’s special mention assets consist of two (2) loans to real estate developers operating in the Bank’s local market that have experienced a slow down in sales.  One of these loans for $533,000 is performing in accordance with its original terms as of March 31, 2008 and the other loan for $719,000 was 30 days delinquent as of March 31, 2008, but subsequently has been brought current. Both loans are secured by single family residences.  Special mention assets also include two (2) loans to a real estate broker totaling $528,000 which are secured by a commercial property and are performing in accordance with their original terms.  Special mention assets also include three loans totaling $732,000 which are secured by commercial properties and were 60 days delinquent as of March 31, 2008.  The remaining special mention assets consist of two (2) loans secured by single family residences and one loan secured by a residential lot totaling $102,000. No specific loss allocation was deemed necessary for any loan in the special mention classification.

Special mention assets at March 31, 2008 also included our largest lending relationship consisting of two loans to a real estate developer totaling $3.0 million and were partially secured by marketable securities with a market value of approximately $1.1 million, leaving the balance of such loans unsecured.  As of March 31, 2008, the Company’s loans to one borrower limit was $2.2 million, not including the effect of loans, or portions thereof,

Index

secured by marketable equity securities which, in certain circumstances, permit a bank to exceed the loans to one borrower limit.  We believed such lending relationship as of March 31, 2008 complied with all applicable laws and regulations, including the loans to one borrower limit.  In connection with a recent examination, the Office of Thrift Supervision advised the Bank that this $3.0 million lending relationship should be aggregated with other borrowing relationships such that the Bank exceeded its loans to one borrower limit.  We believe that the amount in excess of our loans to one borrower limit to be $1.8 million at March 31, 2008.  The Bank intends to take the appropriate remedial action to correct this apparent violation.  All of the loans subject to the OTS’ loans to one borrower analysis are performing in accordance with their original terms and no specific loss allocation was deemed necessary for these loans.

Securities.  The investment securities portfolio was $2.7 million, or 2.0% of total assets, at March 31, 2008 compared to $2.8 million at December 31, 2007.  Our investment portfolio consists primarily of U.S. Government and agency securities and GNMA and FHLMC mortgage-backed securities.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the three months ended March 31, 2008, deposits grew $1.3 million to $113.4 million. The increase in deposits was primarily due to our branch expansion, with the increases predominately in certificates of deposit of $1.5 million and savings deposits of $531,000, offset by decreases in money market accounts of $256,000 and business checking accounts of $378,000. Certificates of deposit increased primarily due to customers’ preference for higher deposit rates.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments.  We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position.  The Bank had $568,000 in average balances in overnight borrowings during the three month period ended March 31, 2008. The borrowings were used to help fund the increase in loan growth in excess of the deposit growth. We had borrowings at March 31, 2008 of $1.1 million compared with no borrowings at December 31, 2007.

Stockholders’ Equity.  Total stockholders’ equity increased $175,000 from $18.5 million at December 31, 2007 to $18.7 million at March 31, 2008. Equity increased primarily due to earnings of $157,000 for the three months ended March 31, 2008.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Financial Highlights. Net income decreased $23,000, or 12.8%, to $157,000 for the three months ended March 31, 2008 compared to $180,000 for the same period in the prior year.  The decrease reflected higher noninterest expense as a result of our branch expansion, partially offset by higher net interest income.

Net Interest Income.  Net interest income increased $111,000, or 8.3%, to $1.4 million during the three months ended March 31, 2008 compared to $1.3 million for the prior year period, primarily as a result of an increase in interest income on loans.  Interest income on loans increased $212,000, or 11.0%, to $2.1 million during the three months ended March 31, 2008 as the average balance of the loan portfolio grew $20.6 million, or 20.4%, to $121.9 million, while the average yield on the loan portfolio decreased 59 basis points to 6.99%.  Loan growth was driven by an increase, in one- to four-family residential real estate loans, land loans and commercial business loans.  The decrease in the average yield on loans was mostly the result of the six decreases in the prime interest rate since September 2007 totaling 300 basis points.

Interest income on investment securities decreased $113,000 for the three months ended March 31, 2008 to $30,000 compared to the prior year period, as the average balance of the securities portfolio decreased $9.5 million, during the three months ended March 31, 2008 to $2.8 million compared to $12.3 million in the prior year period, and the average yield on investment securities decreased 29 basis points to 4.36%.  The decrease in the investment portfolio primarily reflected the call of a $9.0 million U.S. Treasury in September 2007, of which most of the proceeds were used to fund loan growth in 2007.

Index

The shift in the mix of interest-earning assets, combined with slightly lower market rates, decreased the average yield on interest earning assets to 6.90% during the three months ended March 31, 2008, compared to 7.20% for the three months ended March 31, 2007.

The average balance of interest-bearing deposits during the three months ended March 31, 2008 increased $5.8 million, or 6.5% to $95.3 million, compared with $89.5 million in the prior year period, due primarily to a $9.9 million increase in the average balance of certificates of deposit, primarily due to customers’ preference for higher rates.  This increase was offset by a $4.2 million average balance decrease in money market accounts.  Decreases in market interest rates in late 2007 and early 2008, combined with the shift in the deposit mix, decreased the average cost of deposits to 3.07%, for the three months ended March 31, 2008, compared to 3.17% for the three months ended March 31, 2007.

For the three months ended March 31, 2008, our net interest margin decreased 2 basis points to 4.57% from 4.59% for the prior year period and the interest rate spread decreased by 11 basis points to 3.83% for the three months ended March 31, 2008.

On September 18, 2007, the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) reduced the overnight lending rate (the “fed funds rate”) by 50 basis points to 4.75%.  This was the first reduction in the fed funds rate in 13 quarters.  As of March 31, 2008, the FOMC had reduced the fed funds rate by an additional 250 basis points to 2.25%. Although the reductions in the fed funds rate triggered a reduction in market rates of interest, the impact of the FOMC's rate reduction is unknown at this time. If rates on deposits continue to reprice slower than rates on our loans and investments, we could continue to experience compression of our net interest margin which could have a negative effect on our profitability.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007.

Index

	Three Months Ended March 31,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$121,946	$2,132	6.99%	$101,323	$1,920	7.58%
Investment securities	2,751	30	4.36	12,289	143	4.65
Other interest-earning assets	1,854	20	4.31	2,733	30	4.39
Total interest-earning assets	126,551	2,182	6.90	116,345	2,093	7.20

Non-interest-earning assets	5,968			4,649
Total assets	$132,519			$120,994

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,979	4	0.27	$6,216	4	0.26
Money market accounts	10,935	55	2.01	15,099	95	2.52
Savings accounts	13,701	21	0.61	13,408	16	0.48
Certificates of deposit	64,692	651	4.03	54,745	595	4.35
Borrowings	568	4	2.82	3,442	47	5.46
Total interest-bearing liabilities	95,875	735	3.07	92,910	757	3.26

Non-interest-bearing demand deposits	16,123			17,453
Other non-interest-bearing liabilities	1,878			1,966
Total liabilities	113,876			112,329

Stockholders’ equity	18,643			8,665
Total liabilities and stockholders’ equity	$132,519			$120,994

Net interest income		$1,447			$1,336
Interest rate spread			3.83			3.94
Net interest margin			4.57			4.59
Average interest-earning assets to average interest-bearing liabilities	132.00%			125.22%

Provision for Loan Losses.  Provisions for loan losses were $26,000 for the three months ended March 31, 2008 compared to $59,000 for the three months ended March 31, 2007.  The decrease in the three month provision reflects management’s assessment of the change in the composition of the loan portfolio resulting from an increase in the amount of lower risk residential mortgages in the portfolio as compared to non-residential portfolio loans and reflects the decrease in the volume of loan originations in the first quarter of 2008 as compared to the same period in 2007.  Nonperforming loans as a percentage of total loans increased from 0.10% at December 31, 2007, to 0.17% as of March 31, 2008, primarily because of an increase of $92,000 in nonperforming loans to $216,000 as of March 31, 2008.

Non-Interest Income.  Non-interest income decreased $44,000, or 10.3%, to $383,000 for the three months ended March 31, 2008 as compared to the prior year period as banking fees and service charges and mortgage banking income decreased.  Banking fees and service charges declined by $11,000, as a result of customer preference for service charge free accounts and the competitive environment in our market area. Mortgage banking income, net, decreased $34,000 for the three month period ended March 31, 2008 as compared to the same period in 2007, as a result of the decrease in the volume of mortgages sold during the period and the gains derived from such sales. This decrease in mortgage banking activity is the result of the current decreased conditions in the mortgage market.

Non-Interest Expenses.  Non-interest expenses increased $137,000, or 9.7%, to $1.5 million, during the three months ended March 31, 2008 as compared to the prior year period. The primary reason for the increase in non-interest expense during the comparable periods was the expenses associated with the expansion of our branch offices and the related compensation expenses for increased staffing. Non-interest expense includes

Index

expenses of $83,000 during the first quarter of 2008 for the Bank’s newest branch opened in September 2007, in the Town of Newburgh. Professional fees increased by $35,000, primarily due to expenses relating to being a public company. For the three months ended March 31, 2008, the Bank also incurred compensation expense of $23,000 for the Employee Stock Ownership Plan (“ESOP”) and Director Retirement Plan established in 2007.

Income Taxes. The income tax expense was $100,000 for the three months ended March 31, 2008 as compared to $114,000 for the three months ended March 31, 2007. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 38.9% in 2008 and 38.8% in 2007.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2008, cash and cash equivalents totaled $3.3 million.  In addition, at March 31, 2008, we had arrangements to borrow up to $24.7 million from the Federal Home Loan Bank of New York.  On March 31, 2008, we had advances outstanding of $1.1 million.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2008, we had $18.5 million in loan commitments outstanding, which primarily consisted of $3.3 million in unadvanced portions of construction loans, $4.4 million in commitments to fund one- to four-family residential real estate loans, $900,000 in commercial real estate and business loans, $3.3 million in unused home equity lines of credit and $5.8 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2008 totaled $62.1 million, or 95.7% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

We may use capital management tools such as cash dividends and common share repurchases.  However, under the Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

Index

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

For the three months ended March 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because the Company is a smaller reporting company.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of management’s attestation regarding internal controls over financial reporting will be required with this year’s annual report since the Company had a transition period that was established by rules of the Securities and Exchange Commission for newly public companies.

Index

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

Item 1A. Risk Factors

Not applicable because the Company is a smaller reporting company

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

_________________________________
(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-141351.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETOWN BANCORP, INC.

Dated: May 15, 2008	By: /s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: May 15, 2008	By: /s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and
Chief Financial Officer
(principal financial and accounting officer)