Form 10-Q
period 2008-06-30
Hometown Bancorp,Inc.
filed 2008-08-14
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐                       No ☒

As of August 14, 2008 there were 2,380,500 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)
June 30,	December 31,
2008	2007
(Dollars in Thousands, Except Share Data)
Assets

Cash and due from banks	$3,184	$3,642
Interest earning demand deposits with banks	782	371
Cash and cash equivalents	3,966	4,013

Securities available for sale	1,008	1,003
Securities held to maturity (fair value at June 30, 2008 $1,619; and at December 31, 2007 $1,776)	1,601	1,774
Loans held for sale	-	528
Loans receivable, net of allowance for loan losses (at June 30, 2008 $880; and at December 31, 2007 $787)	126,813	120,982
Premises and equipment, net	2,735	2,797
Federal Home Loan Bank stock, at cost	326	142
Accrued interest receivable and other assets	1,767	1,451

Total Assets	$138,216	$132,690
Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$18,310	$17,441
Interest bearing	95,881	94,620
Total Deposits	114,191	112,061

Federal Home Loan Bank advances	3,000	-
Advances from borrowers for taxes and insurance	785	535
Accrued interest payable	180	262
Other liabilities	1,200	1,352
Total Liabilities	119,356	114,210

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; issued and outstanding at June 30, 2008 and at December 31, 2007 2,380,500 shares	24	24
Paid-in capital	10,122	10,129
Retained earnings	9,581	9,222
Unearned ESOP shares, at cost	(863)	(886)
Accumulated other comprehensive loss	(4)	(9)
Total Stockholders’ Equity	18,860	18,480

Total Liabilities and Stockholders’ Equity	$138,216	$132,690

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest Income
Loans receivable, including fees	$2,101	$1,993	$4,233	$3,913
Securities, taxable	29	151	59	294
Other	19	45	39	75
Total Interest Income	2,149	2,189	4,331	4,282

Interest Expense
Deposits	551	788	1,282	1,498
Stock subscription funds	-	3	-	3
Federal Home Loan Bank advances	17	21	21	68
Total Interest Expense	568	812	1,303	1,569

Net Interest Income	1,581	1,377	3,028	2,713

Provision for Loan Losses	74	35	100	94

Net Interest Income after Provision for Loan Losses	1,507	1,342	2,928	2,619

Non-interest Income
Banking fees and service charges	280	298	537	566
Mortgage banking income, net	74	96	167	223
Investment brokerage fees	16	27	33	39
Realized losses on sales of securities	-	-	-	(2)
Other	90	20	106	42
Total Non-interest Income	460	441	843	868

Non-interest Expenses
Salaries and employee benefits	965	862	1,887	1,725
Occupancy and equipment	177	152	357	307
Professional fees	121	55	184	83
Advertising and marketing	57	62	113	122
Data processing	137	117	265	235
Telephone and postage	51	51	91	97
Other	138	153	296	293
Total Non-interest Expenses	1,646	1,452	3,193	2,862

Income before Income Taxes	321	331	578	625

Income Tax Expense	119	126	219	240

Net Income	$202	$205	$359	$385

Net Income per common share- basic	$0.09	$0.15	$0.16	$0.29
Weighted average number of common shares outstanding – basic	2,293	1,342	2,292	1,326

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2008 and 2007
(In Thousands except share data)  (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2006	$-	$150	$8,372	$-	$(2)	$8,520

Comprehensive income:
Net income	-	-	385	-	-	385
Change in net unrealized losses on securities available for sale, net of taxes	-	-	-	-	-	-
Net losses and past service liability for the Directors’ Retirement Plan, net of taxes	-	-	-	-	(15)	(15)

Total Comprehensive Income						370

Shares issued in public offering (2,380,500 shares)	24	9,959	-	-	-	9,983
Shares purchased by ESOP	-	-	-	(933)	-	(933)
ESOP shares committed to be released (2,330 shares)	-	-	-	23	-	23

Balance - June 30, 2007	$24	$10,109	$8,757	$(910)	$(17)	$17,963

Balance - December 31, 2007	$24	$10,129	$9,222	$(886)	$(9)	$18,480

Comprehensive income:
Net income	-	-	359	-	-	359
Change in net unrealized gains on securities available for sale, net of taxes	-	-	-	-	3	3
Net gains and past service liability for the Directors’ Retirement Plan, net of taxes	-	-	-	-	2	2

Total Comprehensive Income						364

ESOP shares committed to be released (2,333 shares)	-	(7)	-	23	-	16

Balance - June 30, 2008	$24	$10,122	$9,581	$(863)	$(4)	$18,860

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$359	$385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	119	104
Provision for loan losses	100	94
Amortization of mortgage servicing rights	76	76
Net accretion of securities premiums and discounts	(1)	(23)
Net realized loss on sales of securities	-	2
Net gain on sale of loans	(63)	(147)
Loans originated for sale	(6,672)	(9,622)
Proceeds from sale of loans	7,263	10,506
ESOP expense	16	23
Increase in accrued interest receivable and other assets	(392)	(233)
(Decrease) increase in accrued interest payable and other liabilities	(234)	593
Net Cash Provided by Operating Activities	571	1,758

Cash Flows from Investing Activities

Activity in held to maturity securities:
Purchases	-	(9,000)
Maturities, calls and principal repayments	174	157
Proceeds from sales	-	8,997
Net increase in loans receivable	(5,931)	(11,346)
Net decrease (increase) in Federal Home Loan Bank stock	(184)	91
Purchases of bank premises and equipment	(57)	(31)
Net Cash Used by Investing Activities	(5,998)	(11,132)

Cash Flows from Financing Activities

Net increase in deposits	2,130	8,386
Net increase (decrease) in short-term Federal Home Loan Bank advances	3,000	(2,525)
Increase in advances from borrowers for taxes and insurance	250	210
Net proceeds from common stock offering	-	9,983
Purchase of shares for ESOP	-	(933)

Net Cash Provided by Financing Activities	5,380	15,121

Net Increase (Decrease) in Cash and Cash Equivalents	(47)	5,747

Cash and Cash Equivalents - Beginning	4,013	3,265

Cash and Cash Equivalents - Ending	$3,966	$9,012

Supplementary Cash Flows Information

Interest paid	$1,385	$1,650

Income taxes paid	$342	$213

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The Company is a wholly-owned subsidiary of Hometown Bancorp MHC, a federally chartered mutual holding company.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2007 and 2006, included in its annual report on Form 10-KSB.

The unaudited consolidated financial statements at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Directors’ Retirement Plan

Effective March 2007, the Bank adopted an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the six months ended June 30, 2008 and 2007 are as follows (In thousands):

	2008	2007
Service cost	$22	$41
Interest cost	2	2
Amortization of past service liability	2	5
Net periodic pension expense	$26	$48

Index

Note 4 – Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and gains and losses and past service liabilities for pension plans, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June, 30		Six Months Ended June, 30
	2008	2007	2008	2007
	(In Thousands)
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	$(7)	$(2)	$5	$-
Reclassification adjustment for losses included in net income	-	-	-	-

Net unrealized gains (losses)	(7)	(2)	5	-

Directors’ retirement plan:
Reclassification adjustment for pension gains and past service liability recognized in pension expense	2	(25)	2	(25)

Net Change in Director’s retirement plan	2	(25)	2	(25)

Other comprehensive income (loss) before tax	(5)	(27)	7	(25)

Income tax effect	2	11	(2)	10

Net of Tax Amount	$(3)	$(16)	$5	$(15)

   At June 30, 2008 and 2007, the components of accumulated other comprehensive loss are as follows:

	2008	2007
	(In Thousands)
Unrealized gain (loss) on securities available for sale (net of tax effect 2008 $3; 2007 ($2))	$5	$(2)

Net gains and past service liability for the Directors’ retirement plan (net of tax effect 2008 ($6); 2007 ($10))	(9)	(15)

	$(4)	$(17)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

On June 28, 2007, the Bank established an ESOP which acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP in annual payments

Index

through 2027 at a fixed interest rate of 8.25%. Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company committed to release 2,333 shares and 2,330 shares to the ESOP during the six months ended June 30, 2008 and 2007. The Company recognized $16,000 and $23,000 of compensation expense related to this plan for the six months ended June 30, 2008 and 2007. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 – Earnings Per Share

The Company had 100 shares of common stock issued and outstanding January 1, 2007 to June 28, 2007.  On June 28, 2007, the Company issued 2,380,500 shares of common stock and cancelled 100 shares.

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The 1,309,275 common shares issued to Hometown Bancorp MHC are assumed to be outstanding for all periods represented, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation since the closing of the stock offering on June 28, 2007. Diluted earnings per common share is computed in a manner similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the incremental common shares  (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three and six months ended June 30, 2008 and 2007, had no potentially dilutive common stock equivalents.

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

Index

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at June 30, 2008 is as follows:

Description	June 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Securities available for sale	$ 1,008	$ -	$ 1,008	$ -

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

Note 9 - Recent Accounting Pronouncements

FSP 140-3

In February 2008, the FASB issued  FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements in future periods.

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

Index

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

SFAS No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements in future periods.

SFAS No. 162

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of  General Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles.” The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements in future periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Index

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

Index

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

Balance Sheet Analysis

Overview.  Total assets increased $5.5 million, or 4.2%, to $138.2 million during the six months ended June 30, 2008, reflecting the results of our branch expansion and the growth of our loan portfolio.  In the six months ended June 30, 2008, the loan portfolio grew $5.3 million, or 4.4%, with the growth concentrated primarily in the residential and land loan portfolios.

Asset growth during the six months ended June 30, 2008 was partially funded through an increase in deposits.  During the six months ended June 30, 2008, deposits grew $2.1 million to $114.2 million. The increase in deposits was primarily due to our branch expansion.  We had borrowings at June 30, 2008, of $3.0 million, consisting of FHLB advances, as compared to no borrowings at December 31, 2007. Cash and cash equivalents decreased by $47,000 to $4.0 million at June 30, 2008.

Total stockholders’ equity increased $380,000 during the six months ended June 30, 2008 to $18.9 million due primarily to net income of $359,000.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Loans.  At June 30, 2008, total loans, net, were $126.8 million, or 91.7% of total assets as compared with $121.5 million or 91.6% of total assets at December 31, 2007.  In the six months ended June 30, 2008, the loan portfolio grew $5.3 million, or 4.4%, with the growth  particularly focused in one-to four-family residential real estate loans which increased by $4.7 million, and land loans which increased by $2.5 million, offset by a decrease in commercial business loans of $1.5 million.  The growth in the loan portfolio has slowed in 2008 due primarily to decreased mortgage originations in our market area and a decline in the local economy.  The Bank does not make subprime loans.

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  The Company had no troubled debt restructurings as of or during the six months ended June 30, 2008 or at December 31, 2007.  There were no accruing loans past due 90 days or more as of June 30, 2008 or December 31, 2007.

Index

(Dollars in thousands)	June 30, 2008	December 31, 2007
Nonaccrual loans:
One- to four-family residential real estate	$389	$86
Construction	—	—
Multi-family and commercial real estate	580	—
Land	—	16
Commercial	—	—
Consumer	19	22
Total	988	124

Foreclosed real estate	—	—
Other nonperforming assets	—	—
Total nonperforming assets	988	124
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$988	$124

Total nonperforming loans to total loans	0.77%	0.10%
Total nonperforming loans to total assets	0.71	0.09
Total nonperforming assets and troubled debt restructurings to total assets	0.71	0.09

Included in the one-to four-family residential real estate loans are three first liens on residential properties totaling $203,000, all with low loan to value ratios. The Company always works with the owners to avoid foreclosure. Two other loans totaling $186,000 are secured by junior liens on one-to-four family residential properties. Included in the multi-family and commercial real estate loans are two loans secured by non-residential properties. Management believes that all loans in non-accrual status are supported by sufficient collateral.

As previously disclosed in our Form 10-Q for the quarter ended March 31, 2008, our largest lending relationship, consisting of two loans to a real estate developer totaling $3.0 million, was determined by the Office of Thrift Supervision to be in excess of our loans to one borrower limit. The Bank sold a participation in these two loans in June 2008 to another institution bringing such lending relationship into compliance with our loans to one borrower limit.

Securities.  The investment securities portfolio was $2.6 million, or 1.9% of total assets, at June 30, 2008 compared to $2.8 million or 2.1% of total assets, at December 31, 2007.  Our investment portfolio consists primarily of U.S. Government and agency securities and GNMA and FHLMC mortgage-backed securities. The decrease of $168,000 in investment securities was primarily due to principal repayments on the mortgage-backed securities.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the six months ended June 30, 2008, deposits grew $2.1 million to $114.2 million. The increase was predominately in core deposits of $3.7 million offset by a decrease in certificates of deposit of $1.6 million mostly due to promotional certificates of deposit maturing and our decision to use lower cost borrowings from the FHLB to fund the loan growth.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments.  We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position.  The Bank had $1.7 million in average balances in overnight borrowings during the six month period ended June 30, 2008. The borrowings were used to help fund the increase in loan growth in excess of the deposit growth. We had borrowings at June 30, 2008 of $3.0 million compared with no borrowings at December 31, 2007.

Index

Stockholders’ Equity.  Total stockholders’ equity increased $380,000 from $18.5 million at December 31, 2007 to $18.9 million at June 30, 2008. Equity increased primarily due to earnings of $359,000 for the six months ended June 30, 2008.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Financial Highlights. Net income decreased $3,000, or 1.5%, to $202,000 for the three months ended June 30, 2008 compared to $205,000 for the same period in the prior year.  The decrease reflected an increase in the provision for loan losses and higher noninterest expenses as a result of our branch expansion, mostly offset by higher net interest income and non-interest income.

Net Interest Income.  Net interest income increased $204,000, or 14.8%, to $1.6 million during the three months ended June 30, 2008 compared to $1.4 million for the prior year period, primarily as a result of an increase in interest income on loans and a reduction in interest expense offset by a decrease in investment and other interest income.  Interest income on loans increased $108,000, or 5.4%, to $2.1 million during the three months ended June 30, 2008 as the average balance of the loan portfolio grew $18.1 million, or 16.9%, to $125.3 million, while the average yield on the loan portfolio decreased 73 basis points to 6.71% for the three months ended June 30, 2008.  Loan growth was driven by an increase in one- to four-family residential real estate loans and land loans.  The decrease in the average yield on loans was mostly the result of the decreases in market interest rates.

Interest income on investment securities decreased $122,000 for the three months ended June 30, 2008 to $29,000 compared to the prior year period, as the average balance of the securities portfolio decreased $9.3 million during the three months ended June 30, 2008 to $2.7 million compared to $12.0 million in the prior year period, and the average yield on investment securities decreased 69 basis points to 4.36%.  The decrease in the investment portfolio primarily reflected the call of a $9.0 million U.S. Treasury in September 2007, of which most of the proceeds were used to fund loan growth in 2007.

The shift in the mix of interest-earning assets, combined with lower market rates, decreased the average yield on interest earning assets to 6.60% during the three months ended June 30, 2008, compared to 7.13% for the three months ended June 30, 2007.

Interest expense decreased from $812,000 for the three months ended June 30, 2007, to $568,000 for the three months ended June 30, 2008, a decrease of $244,000, or 30.0%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. The average balance of interest-bearing deposits during the three months ended June 30, 2008 decreased $469,000, or 0.5% to $95.8 million, compared with $96.3 million in the prior year period, due primarily to a $1.5 million decrease in the average balance of money market accounts and a decrease of $213,000 in certificates of deposit, offset by an increase of $1.4 million in savings accounts.  Decreases in market interest rates in late 2007 and early 2008, combined with the shift in the deposit mix, decreased the average cost of deposits to 2.30%, for the three months ended June 30, 2008, compared to 3.27% for the three months ended June 30, 2007.

For the three months ended June 30, 2008, our net interest margin increased 36 basis points to 4.85% from 4.49% for the prior year period and the interest rate spread increased by 44 basis points to 4.30% for the three months ended June 30, 2008 from 3.86% for the prior year period.  These increases for the quarter were primarily due to the recent decline in short-term interest rates implemented by the Federal Open Market Committee, resulting in repricing of many of the Company’s interest-bearing assets and liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2008 and 2007.

Index

	Three Months Ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$125,335	$2,101	6.71%	$107,200	$1,993	7.44%
Investment securities	2,662	29	4.36	11,952	151	5.05
Other interest-earning assets	2,318	19	3.28	3,647	45	4.94
Total interest-earning assets	130,315	2,149	6.60	122,799	2,189	7.13

Non-interest-earning assets	5,772			4,762
Total assets	$136,087			$127,561

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,295	5	0.32	$6,457	4	0.25
Money market accounts	11,401	43	1.51	12,866	74	2.30
Savings accounts	14,857	20	0.54	13,486	17	0.50
Certificates of deposit	63,236	483	3.06	63,449	693	4.37
Stock subscription funds	-	-		1,596	3	0.75
Borrowings	2,806	17	2.42	1,527	21	5.50
Total interest-bearing liabilities	98,595	568	2.30	99,381	812	3.27

Non-interest-bearing demand deposits	16,941			17,295
Other non-interest-bearing liabilities	1,740			1,708
Total liabilities	117,276			118,384

Stockholders’ equity	18,811			9,177
Total liabilities and stockholders’ equity	$136,087			$127,561

Net interest income		$1,581			$1,377
Interest rate spread			4.30			3.86
Net interest margin			4.85			4.49
Average interest-earning assets to average interest-bearing liabilities	132.17%			123.56%

Provision for Loan Losses.  Provisions for loan losses were $74,000 for the three months ended June 30, 2008 compared to $35,000 for the three months ended June 30, 2007.  The increase in the three month provision reflected the increase in the levels of nonperforming loans and weakening economic conditions. Approximately $24,000 of the $39,000 increase in the provision for loans losses in the comparable period was for the nonperforming loans. Nonperforming loans as a percentage of total loans increased from 0.10% at December 31, 2007, to 0.77% as of June 30, 2008, primarily because of an increase of $864,000 in nonperforming loans to $988,000 as of June 30, 2008.

Non-Interest Income.  Non-interest income increased $19,000, or 4.3%, to $460,000 for the three months ended June 30, 2008 as compared to the prior year period.  Contributing primarily to the increase in non-interest income for the three months ended June 30, 2008, was a reduction of an accrued liability due to the settlement of a litigation matter of approximately $81,000, offset by decreases in banking fees and service charges of $18,000 as compared to the three months ended June 30, 2007, as a result of customer preference for service charge free accounts and the competitive banking environment. Mortgage banking income, net, decreased $22,000 for the three months ended June 30, 2008 as compared to the same period in 2007, as a result of the decrease in the volume of mortgages sold during the period and the gains derived from these sales.

Non-Interest Expenses.  Non-interest expenses increased $194,000, or 13.4%, to $1.6 million, during the three months ended June 30, 2008 as compared to the prior year period. The primary reason for the increase in non-interest expenses during the comparable periods was the expenses associated with the opening of a new branch office and the related compensation expenses for increased staffing. Non-interest expenses included

Index

expenses of $84,000 during the second quarter of 2008 for the Bank’s newest branch opened in September 2007, in the Town of Newburgh. Professional fees increased by $66,000, primarily due to expenses relating to being a public company.

Income Tax Expense. The income tax expense was $119,000 for the three months ended June 30, 2008 as compared to $126,000 for the three months ended June 30, 2007. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 37.1% for the three months ended June 30, 2008 and 38.1% for the three months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Financial Highlights. Net income decreased $26,000, or 6.8%, to $359,000 for the six months ended June 30, 2008 compared to $385,000 for the same period in the prior year.  The primary reasons for the decrease were higher noninterest expenses as a result of our branch expansion, mostly offset by higher net interest income.

Net Interest Income.  Net interest income increased $315,000, or 11.6%, to $3.0 million during the six months ended June 30, 2008 compared to $2.7 million for the prior year period, primarily as a result of an increase in interest income on loans and a reduction in interest expense offset by a decrease in investment income.

Interest income on loans increased $320,000, or 8.2%, to $4.2 million during the six months ended June 30, 2008 as the average balance of the loan portfolio grew $19.4 million, or 18.6%, to $123.6 million, while the average yield on the loan portfolio decreased 65 basis points to 6.85% for the six months ended June 30, 2008.  Loan growth was driven by an increase in one- to four-family residential real estate loans and land loans. The decrease in the average yield on loans was mostly the result of the decreases in the prime interest rate since September 2007 totaling 325 basis points.

Interest income on investment securities decreased $235,000 for the six months ended June 30, 2008 to $59,000 compared to the prior year period, as the average balance of the securities portfolio decreased $9.3 million, during the six months ended June 30, 2008 to $2.7 million compared to $12.0 million in the prior year period, and the average yield on investment securities decreased 55 basis points to 4.36%.  The decrease in the investment portfolio primarily reflected the call of a $9.0 million U.S. Treasury in September 2007, of which most of the proceeds were used to fund loan growth in 2007.

The shift in the mix of interest-earning assets was more than offset by lower market rates, which decreased the average yield on interest earning assets to 6.69% during the six months ended June 30, 2008, compared to 7.16% for the six months ended June 30, 2007.

Interest expense decreased $266,000, from $1.6 million to $1.3 million, or 17.0% for the six months ended June 30, 2008. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. The average balance of interest-bearing deposits during the six months ended June 30, 2008 increased $2.7 million, or 2.9% to $95.5 million, compared with $92.9 million in the prior year period, due primarily to a $4.8 million increase in the average balance of certificates of deposit, primarily due to customers’ preference for higher rates.  This increase was offset by a $2.8 million average balance decline in money market accounts.  Decreases in market interest rates in late 2007 and early 2008,  decreased the average cost of deposits to 2.68%, for the six months ended June 30, 2008, compared to 3.23% for the six months ended June 30, 2007.

For the six months ended June 30, 2008, our net interest margin increased 14 basis points to 4.68% from 4.54% for the prior year period and the interest rate spread increased by 11 basis points to 4.01% for the six months ended June 30, 2008 compared to 3.90% for the six months ended June 30, 2007.

Index

On September 18, 2007, the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) reduced the overnight lending rate (the “fed funds rate”) by 50 basis points to 4.75%.  This was the first reduction in the fed funds rate in 13 quarters.  As of June 30, 2008, the FOMC had reduced the fed funds rate by an additional 275 basis points to 2.00%. Although the reductions in the fed funds rate triggered a reduction in market rates of interest, the impact of the FOMC's rate reduction is unknown at this time. If rates on deposits reprice slower than rates on our loans and investments, we could experience compression of our net interest margin which could have a negative effect on our profitability.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$123,641	$4,233	6.85%	$104,278	$3,913	7.50%
Investment securities	2,706	59	4.36	11,983	294	4.91
Other interest-earning assets	3,125	39	2.50	3,272	75	4.58
Total interest-earning assets	129,472	4,331	6.69	119,533	4,282	7.16

Non-interest-earning assets	4,831			4,763
Total assets	$134,303			$124,296

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,137	9	0.29	$6,337	8	0.25
Money market accounts	11,169	98	1.75	13,976	169	2.42
Savings accounts	14,279	41	0.57	13,447	33	0.49
Certificates of deposit	63,964	1,134	3.55	59,121	1,288	4.36
Stock subscription funds	-	-	0.00	803	3	0.75
Borrowings	1,687	21	2.49	2,479	68	5.49
Total interest-bearing liabilities	97,236	1,303	2.68	96,163	1,569	3.26

Non-interest-bearing demand deposits	16,532			17,374
Other non-interest-bearing liabilities	1,808			1,837
Total liabilities	115,576			115,374

Stockholders’ equity	18,727			8,922
Total liabilities and stockholders’ equity	$134,303			$124,296

Net interest income		$3,028			$2,713
Interest rate spread			4.01			3.90
Net interest margin			4.68			4.54
Average interest-earning assets to average interest-bearing liabilities	133.15%			124.30%

Provision for Loan Losses.  Provisions for loan losses were $100,000 for the six months ended June 30, 2008 compared to $94,000 for the six months ended June 30, 2007.  The increase in the six month provision reflects the increase in the levels of nonperforming loans and weakening economic conditions. This was offset by management’s assessment of the change in the composition of the loan portfolio resulting from an increase in the amount of lower risk residential mortgages in the portfolio as compared to non-residential portfolio loans and also reflects the decrease in the volume of loan originations in the six months of 2008 as compared to the same period in 2007.  Nonperforming loans as a percentage of total loans increased from 0.10% at December 31, 2007, to 0.77% as of June 30, 2008, primarily because of an increase of $864,000 in nonperforming loans to $988,000 as of June 30, 2008.

Index

Non-Interest Income.  Non-interest income decreased $25,000, or 2.9%, to $843,000 for the six months ended June 30, 2008 as compared to the prior year period.  Non-interest income declined during the six months ended June 30, 2008 primarily due to decreases in banking fees and service charges of $29,000 as compared to the six months ended June 30, 2007, as a result of customer preference for service charge free accounts and the competitive banking environment. Mortgage banking income, net, decreased $56,000 for the six months ended June 30, 2008 as compared to the same period in 2007, as a result of the decrease in the volume of mortgages sold during the period and the gains derived from these sales. The decrease in non-interest income was partially offset by the $81,000 reduction in the accrued liability due to the settlement of a litigation matter as discussed in the three month analysis.

Non-Interest Expenses.  Non-interest expenses increased $331,000, or 11.6%, to $3.2 million, during the six months ended June 30, 2008 as compared to the prior year period. The primary reason for the increase in non-interest expenses during the comparable periods was the expenses associated with the opening of a new branch office and the related compensation expenses for increased staffing. Non-interest expenses include expenses of $167,000 during the first six months of 2008 for the Bank’s newest branch opened in September 2007, in the Town of Newburgh. Professional fees increased by $101,000, primarily due to expenses relating to being a public company.

Income Tax Expense. Income tax expense was $219,000 for the six months ended June 30, 2008 as compared to $240,000 for the six months ended June 30, 2007. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 37.9% for the six months ended June 30, 2008 and 38.4% for the six months ended June 30, 2007.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2008, cash and cash equivalents totaled $4.0 million.  In addition, at June 30, 2008, we had arrangements to borrow up to $24.7 million from the Federal Home Loan Bank of New York.  On June 30, 2008, we had short-term advances outstanding of $3.0 million.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2008, we had $23.4 million in loan commitments outstanding, which primarily consisted of $2.8 million in unadvanced portions of construction loans, $9.8 million in commitments to fund one- to four-family residential real estate loans, $1.3 million in commercial real estate and business loans, $3.3 million in unused home equity lines of credit and $5.4 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2008 totaled $59.4 million, or 96.2% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30,

Index

2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2008, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

  We may use capital management tools such as cash dividends and common share repurchases.  However, under the Office of Thrift Supervision regulations, we were not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

On July 28, 2008, the Company announced that it approved a stock repurchase program to purchase up to 5% of its outstanding shares (excluding shares held by Hometown Bancorp, MHC, the Company’s mutual holding company), or up to 53,561 shares for a period of up to 12 months. The repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchases will be held as treasury stock and will be available for general corporate purposes. The Company anticipates conducting such repurchases in accordance with a Rule 10b5-1 trading plan administered by a broker dealer.

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

For the six months ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Not Applicable.

Item 3.   Defaults upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 14, 2008 at which time two nominees for director, as set forth in the proxy materials for the meeting, were elected by the following vote:

	For	Withheld
Gerald N. Jacobowitz	2,091,922	88,354
Curt J. Schoeberl	2,092,022	88,254

                 In addition, the stockholders approved the Company’s 2008 Equity Incentive Plan.

	2008 Equity Incentive Plan	2008 Equity Incentive Plan (excluding MHC shares)
For	1,714,822	405,547
Against	153,381	153,381
Abstentions	6,930	6,930
Broker Non-votes	305,143	305,143

In addition, the stockholders approved the ratification and appointment of Beard Miller Company LLP as our independent registered public accounting firm.

Ratification of Beard Miller Company LLP
For	2,141,008
Against	20,308
Abstentions	18,960
Broker Non-votes	-

Index

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Charter of Hometown Bancorp, Inc. (1)

3.2	Bylaws of Hometown Bancorp, Inc. (2)

4.0	Stock Certificate of Hometown Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

_________________________________
(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-141351.

(2)	Incorporated by reference into this document from Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission on July 25, 2008 (File No. 000-52674).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMETOWN BANCORP, INC.

Dated: August 14, 2008	By: /s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2008	By: /s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and
Chief Financial Officer
(principal financial and accounting officer)