Form 10-Q
period 2008-09-30
Hometown Bancorp,Inc.
filed 2008-11-14
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐      Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No ☒

As of November 14, 2008 there were 2,359,000 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars in Thousands, Except Per Share Data)
Assets
Cash and due from banks	$2,444	$3,642
Interest earning demand deposits with banks	4,573	371
Cash and cash equivalents	7,017	4,013

Securities available for sale	1,004	1,003
Securities held to maturity (fair value at September 30, 2008 $1,304; and at December 31, 2007 $1,776)	1,285	1,774
Loans held for sale	904	528
Loans receivable, net of allowance for loan losses (at September 30, 2008 $1,006; and at December 31, 2007 $787)	130,456	120,982
Premises and equipment, net	4,148	2,797
Federal Home Loan Bank stock, at cost	333	142
Accrued interest receivable and other assets	2,136	1,451

Total Assets	$147,283	$132,690
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$17,196	$17,441
Interest bearing	105,458	94,620
Total Deposits	122,654	112,061

Federal Home Loan Bank advances	3,000	-
Advances from borrowers for taxes and insurance	279	535
Accrued interest payable	111	262
Other liabilities	2,260	1,352
Total Liabilities	128,304	114,210

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; issued 2,380,500 shares	24	24
Paid-in capital	10,118	10,129
Retained earnings	9,774	9,222
Unearned ESOP shares, at cost	(851)	(886)
Treasury stock, at cost, 11,500 shares at September 30, 2008 and none at December 31, 2007	(80)	-
Accumulated other comprehensive loss	(6)	(9)
Total Stockholders’ Equity	18,979	18,480

Total Liabilities and Stockholders’ Equity	$147,283	$132,690
See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Interest Income
Loans receivable, including fees	$2,182	$2,123	$6,415	$6,036
Securities, taxable	25	146	84	440
Other	28	48	67	123
Total Interest Income	2,235	2,317	6,566	6,599

Interest Expense
Deposits	545	752	1,827	2,250
Stock subscription funds	-	-	-	3
Federal Home Loan Bank advances	22	20	43	88
Total Interest Expense	567	772	1,870	2,341

Net Interest Income	1,668	1,545	4,696	4,258

Provision for Loan Losses	134	66	234	160

Net Interest Income after Provision for Loan Losses	1,534	1,479	4,462	4,098

Non-interest Income
Banking fees and service charges	289	292	826	858
Mortgage banking income, net	70	88	237	311
Investment brokerage fees	12	20	45	59
Realized losses on sales of securities	-	-	-	(2)
Other	97	18	203	60
Total Non-interest Income	468	418	1,311	1,286

Non-interest Expenses
Salaries and employee benefits	978	864	2,865	2,589
Occupancy and equipment	186	157	543	464
Professional fees	79	50	263	133
Advertising and marketing	74	61	187	183
Data processing	137	141	402	376
Telephone and postage	45	48	136	145
Other	179	177	475	470
Total Non-interest Expenses	1,678	1,498	4,871	4,360

Income before Income Taxes	324	399	902	1,024

Income Tax Expense	131	151	350	391

Net Income	$193	$248	$552	$633

Net Income per common share- basic	$0.08	$0.11	$0.24	$0.38
Weighted average number of common shares outstanding – basic	2,291	2,290	2,292	1,650

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2008 and 2007

(In Thousands, except share data)  (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2006	$-	$150	$8,372	$-	$-	$(2)	$8,520

Comprehensive income:
Net income	-	-	633	-	-	-	633
Other comprehensive loss	-	-	-	-	-	(11)	(11)
Total Comprehensive Income							622

Shares issued in public offering (2,380,500 shares)	24	9,984	-	-	-	-	10,008
Shares purchased by ESOP	-	-	-	(933)	-	-	(933)
ESOP shares committed to be released (3,496 shares)	-	(2)	-	35	-	-	33

Balance - September 30, 2007	$24	$10,132	$9,005	$(898)	$-	$(13)	$18,250

Balance - December 31, 2007	$24	$10,129	$9,222	$(886)	$-	$(9)	$18,480

Comprehensive income:
Net income	-	-	552	-	-	-	552
Other comprehensive income	-	-	-	-	-	3	3
Total Comprehensive Income							555

Treasury stock purchase (11,500 shares)	-	-	-	-	(80)		(80)
ESOP shares committed to be released (3,499 shares)	-	(11)	-	35		-	24

Balance - September 30, 2008	$24	$10,118	$9,774	$(851)	$(80)	$(6)	$18,979

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$552	$633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	177	160
Provision for loan losses	234	160
Amortization of mortgage servicing rights	112	116
Net amortization (accretion) of securities premiums and discounts	1	(26)
Net realized loss on sales of securities	-	2
Net gain on sale of loans	(104)	(200)
Loans originated for sale	(8,859)	(14,472)
Proceeds from sale of loans	8,587	14,665
ESOP expense	24	33
Increase in accrued interest receivable and other assets	(797)	(185)
Increase in accrued interest payable and other liabilities	759	313
Net Cash Provided by Operating Activities	686	1,199

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	-	(9,000)
Maturities, calls and principal repayments	488	9,235
Proceeds from sales	-	8,997
Net increase in loans receivable	(9,708)	(19,041)
Net (increase) decrease in Federal Home Loan Bank stock	(191)	91
Purchases of bank premises and equipment	(1,528)	(403)
Net Cash Used by Investing Activities	(10,939)	(10,121)

Cash Flows from Financing Activities

Net increase in deposits	10,593	5,156
Net increase (decrease) in short-term Federal Home Loan Bank advances	3,000	(2,525)
Decrease in advances from borrowers for taxes and insurance	(256)	(232)
Net proceeds from common stock offering	-	10,008
Purchase of shares for ESOP	-	(933)
Treasury stock purchased	(80)	-

Net Cash Provided by Financing Activities	13,257	11,474

Net Increase in Cash and Cash Equivalents	3,004	2,552

Cash and Cash Equivalents - Beginning	4,013	3,265

Cash and Cash Equivalents - Ending	$7,017	$5,817

Supplementary Cash Flows Information

Interest paid	$2,021	$2,452

Income taxes paid	$480	$391

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2007 and 2006, included in its annual report on Form 10-KSB.

The unaudited consolidated financial statements at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Directors’ Retirement Plan

Effective March 2007, the Bank adopted an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Service cost	$33	$41
Interest cost	3	2
Amortization of past service liability	4	5
Net periodic pension expense	$40	$48

Note 4 – Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and gains and losses and past

Index

service liabilities for pension plans, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September, 30		Nine Months Ended September, 30
	2008	2007	2008	2007
	(In Thousands)
Unrealized holding gains on securities available for sale	$4	$5	$1	$5

Reclassification adjustment for Directors’ retirement plan pension gains and past service liability recognized in pension expense	1	2	4	(23)

Other comprehensive income (loss) before tax	5	7	5	(18)

Income tax effect	(2)	(3)	(2)	7

Net of Tax Amount	$3	$4	$3	$(11)

   At September 30, 2008 and 2007, the components of accumulated other comprehensive loss are as follows:

	2008	2007
	(In Thousands)
Unrealized gain on securities available for sale (net of tax effect 2008 ($2); 2007 ($1))	$2	$1

Net gains and past service liability for the Directors’ retirement plan (net of tax effect 2008 ($5); 2007 ($9))	(8)	(14)

	$(6)	$(13)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

On June 28, 2007, the Bank established an ESOP which acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP in annual payments through 2027 at a fixed interest rate of 8.25%. Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated shares would be recorded as a reduction of retained earnings and dividends on unallocated shares would be recorded as a reduction of debt. The Company committed to release 3,499 shares and 3,496 shares to the ESOP during the nine months ended September 30, 2008 and 2007. The Company recognized $24,000 and $33,000 of compensation expense related to this plan for the nine months ended September 30, 2008 and 2007. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Index

Note 6 – Earnings Per Share

The Company had 100 shares of common stock issued and outstanding January 1, 2007 to June 28, 2007.  On June 28, 2007, the Company issued 2,380,500 shares of common stock and cancelled 100 shares.

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The 1,309,275 common shares issued to Hometown Bancorp MHC are assumed to be outstanding for all periods represented, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation since the closing of the stock offering on June 28, 2007. Diluted earnings per common share is computed in a manner similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the incremental common shares  (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three and nine months ended September 30, 2008 and 2007, had no potentially dilutive common stock equivalents.

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

Note 8 – Fair Value Measurements

The Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy under SFAS No. 157 are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at September 30, 2008 is as follows:

Index

Description	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Securities available for sale	$ 1,004	$ -	$ 1,004	$ -

Fair values of available for sale securities are based on quoted market prices of comparable instruments. When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing. Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

Description	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$ 650	$ -	$ -	$ 650

Impaired loans are those that are accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances as determined under SFAS No. 114.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $808,000, with a valuation allowance of $158,000.

Note 9 - Recent Accounting Pronouncements

FASB Staff Position (FSP) 140-3

In February 2008, the FASB issued  FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company believes that this new pronouncement will not have any impact on the Company’s consolidated financial statements in future periods.

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

Index

new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

SFAS No. 160

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective January 1, 2009. The Company believes that this new pronouncement will not have any impact on the Company’s consolidated financial statements in future periods.

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

Index

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans that are also classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement or non-performing.

General

Walden Federal operates from six offices in Orange County, New York. As part of the Bank’s growth strategy to expand its presence in other selected markets in Orange County, the Bank opened its sixth office in the Town of Newburgh in September 2007. Walden Federal is primarily engaged in the business of attracting deposits from the general public and using those funds to originate one- to four-family real estate, multi-family and commercial real estate loans and construction, land, commercial and consumer loans, which, with the exception of long-term (more than 10 year term) fixed-rate one- to four-family real estate loans, we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer insurance and investment services through Walden Federal.

The Company completed its stock offering on June 28, 2007, during which the Company sold 1,071,225 shares of common stock to subscribers at a price of $10 per share. The Company also issued 1,309,275 shares of its common stock to Hometown Bancorp MHC.

Index

Balance Sheet Analysis

Overview.  Total assets increased $14.6 million, or 11.0%, to $147.3 million at September 30, 2008, reflecting the results of our branch expansion and the growth of our loan portfolio.  In the nine months ended September 30, 2008, the loan portfolio grew $9.9 million, or 8.1%, with the growth concentrated primarily in the residential and land loan portfolios.

Asset growth during the nine months ended September 30, 2008 was primarily funded through an increase in deposits.  During the nine months ended September 30, 2008, deposits grew $10.6 million to $122.7 million. The increase in deposits was primarily due to our branch expansion.  We had borrowings at September 30, 2008, of $3.0 million, consisting of FHLB advances, as compared to no borrowings at December 31, 2007. Cash and cash equivalents increased by $3.0 million to $7.0 million at September 30, 2008.
Premise and equipment increased by $1.4 million to $4.1 million at September 30, 2008, primarily as a result of the Bank purchasing a commercial building in the Town of Newburgh. The building consists of four rental spaces, one of which is a branch office of the Bank. This building will enable the Bank to relocate its commercial loan department and provide a source of income from the other rental spaces.

Total stockholders’ equity increased $499,000 during the nine months ended September 30, 2008 to $19.0 million due primarily to net income of $552,000, partially offset by common stock repurchases of approximately $80,000.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Loans.  At September 30, 2008, total loans, net, were $131.4 million, or 89.2% of total assets as compared with $121.5 million or 91.6% of total assets at December 31, 2007.  In the nine months ended September 30, 2008, the loan portfolio grew $9.9 million, or 8.1%, with the growth  particularly focused in one-to four-family residential real estate loans which increased by $10.7 million, and land loans which increased by $2.2 million, offset by a decrease in commercial business loans of $3.2 million.  The growth in the loan portfolio has slowed in 2008 due primarily to decreased mortgage originations in our market area and a decline in the local economy.  The Bank does not make or hold any subprime loans.

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  The Company had no troubled debt restructurings as of or during the nine months ended September 30, 2008 or at December 31, 2007.  There were no accruing loans past due 90 days or more as of September 30, 2008 or December 31, 2007.

Index

(Dollars in thousands)	September 30, 2008	December 31, 2007
Nonaccrual loans:
One- to four-family residential real estate	$1,218	$86
Construction	—	—
Multi-family and commercial real estate	579	—
Land	16	16
Commercial	—	—
Consumer	19	22
Total	1,832	124

Foreclosed real estate	—	—
Other nonperforming assets	—	—
Total nonperforming assets	1,832	124
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$1,832	$124

Total nonperforming loans to total loans	1.39%	0.10%
Total nonperforming loans to total assets	1.24	0.09
Total nonperforming assets and troubled debt restructurings to total assets	1.24	0.09

Included in the one-to four-family residential real estate loans are three first liens on residential properties totaling $251,000, all with low loan to value ratios. The Company always works with the owners to avoid foreclosure. Four other loans totaling $434,000 are secured by junior liens of which $225,000 was paid in full in October 2008, and one loan totaling $533,000 on a spec home loan is secured by one-to-four family residential real estate. Included in the multi-family and commercial real estate loans are two loans totaling $579,000 secured by non-residential properties. The $16,000 land loan is secured by a residential building lot.

Included in the non-performing loans above are four loans totaling $808,000 for which management evaluated the value of the collateral securing the loans and determined the loans to have insufficient collateral. A specific reserve of $158,000 was allocated on these loans. All other non-performing loans were determined to have sufficient collateral.

Securities.  The investment securities portfolio was $2.3 million, or 1.6% of total assets, at September 30, 2008 compared to $2.8 million or 2.1% of total assets, at December 31, 2007.  Our investment portfolio consists primarily of U.S. Government and agency securities and GNMA and FHLMC mortgage-backed securities. The decrease of $488,000 in investment securities was primarily due to principal repayments on the mortgage-backed securities.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the nine months ended September 30, 2008, deposits grew $10.6 million to $122.7 million. The increase was predominately in certificates of deposit which grew by $10.0 million and with a net increase of $565,000 in core deposits.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments.  We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position.  The Bank had $2.3 million in average balances in borrowings during the nine month period ended September 30, 2008. We had borrowings at September 30, 2008 of $3.0 million compared with no borrowings at December 31, 2007.

Stockholders’ Equity.  Total stockholders’ equity increased $499,000 from $18.5 million at December 31, 2007 to $19.0 million at September 30, 2008. Equity increased primarily due to earnings of $552,000 for the nine months ended September 30, 2008, partially offset by common stock repurchases of approximately $80,000.

Index

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Financial Highlights. Net income decreased $55,000, or 22.2%, to $193,000 for the three months ended September 30, 2008 compared to $248,000 for the same period in the prior year.  The decrease reflected an increase in the provision for loan losses and higher noninterest expenses as a result of our branch expansion, partially offset by higher net interest income and non-interest income.

Net Interest Income.  Net interest income increased $123,000, or 8.0%, to $1.7 million during the three months ended September 30, 2008 compared to $1.5 million for the prior year period, primarily as a result of a reduction in interest expense and an increase in interest income on loans offset by a decrease in securities and other interest income. Interest income on loans increased $59,000, or 2.8%, to $2.2 million during the three months ended September 30, 2008 as the average balance of the loan portfolio grew $18.7 million, or 16.7%, to $130.5 million, while the average yield on the loan portfolio decreased 90 basis points to 6.69% for the three months ended September 30, 2008.  Loan growth was driven by an increase in one- to four-family residential real estate loans and land loans.  The decrease in the average yield on loans was mostly the result of the decreases in market interest rates.

Interest income on investment securities decreased $121,000 for the three months ended September 30, 2008 to $25,000 compared to the prior year period, as the average balance of the securities portfolio decreased $9.1 million during the three months ended September 30, 2008 to $2.5 million compared to $11.6 million in the prior year period, and the average yield on investment securities decreased 100 basis points to 4.04%.  The decrease in the investment portfolio primarily reflected the call of a $9.0 million U.S. Treasury in September 2007, of which most of the proceeds were used to fund loan growth in 2007.

The shift in the mix of interest-earning assets, combined with lower market rates, decreased the average yield on interest earning assets to 6.49% during the three months ended September 30, 2008, compared to 7.34% for the three months ended September 30, 2007.

Interest expense decreased from $772,000 for the three months ended September 30, 2007, to $567,000 for the three months ended September 30, 2008, a decrease of $205,000, or 26.6%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. The average balance of interest-bearing deposits during the three months ended September 30, 2008 increased $9.4 million, or 10.1% to $101.7 million, compared with $92.3 million in the prior year period, due primarily to an increase in average balances of certificates of deposit of $6.1 million, money market accounts of $1.6 million and savings accounts of $1.6 million. Decreases in market interest rates in late 2007 and early 2008, combined with the shift in the deposit mix, decreased the average cost of deposits to 2.14%, for the three months ended September 30, 2008, compared to 3.26% for the three months ended September 30, 2007.

For the three months ended September 30, 2008, our net interest margin decreased 5 basis points to 4.84% from 4.89% for the prior year period. The interest rate spread increased by 29 basis points to 4.34% for the three months ended September 30, 2008 from 4.05% for the prior year period.  The increase in our net interest rate spread for the quarter was primarily due to the recent decline in short-term interest rates implemented by the Federal Open Market Committee, resulting in repricing of many of the Company’s interest-bearing assets and liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2008 and 2007.

Index

	Three Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$130,481	$2,182	6.69%	$111,822	$2,123	7.59%
Investment securities	2,477	25	4.04	11,577	146	5.04
Other interest-earning assets	4,869	28	2.30	2,909	48	6.60
Total interest-earning assets	137,827	2,235	6.49	126,308	2,317	7.34

Non-interest-earning assets	6,013			5,574
Total assets	$143,840			$131,882

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,268	5	0.32	$6,200	4	0.26
Money market accounts	13,212	53	1.60	11,563	65	2.25
Savings accounts	14,854	20	0.54	13,286	17	0.51
Certificates of deposit	67,321	467	2.77	61,255	666	4.35
Borrowings	3,655	22	2.41	1,545	20	5.18
Total interest-bearing liabilities	105,310	567	2.15	93,849	772	3.29

Non-interest-bearing demand deposits	17,261			17,586
Other non-interest-bearing liabilities	2,246			2,272
Total liabilities	124,817			113,707

Stockholders’ equity	19,023			18,175
Total liabilities and stockholders’ equity	$143,840			$131,882

Net interest income		$1,668			$1,545
Interest rate spread			4.34			4.05
Net interest margin			4.84			4.89
Average interest-earning assets to average interest-bearing liabilities	130.88%			134.59%

Provision for Loan Losses.  The provision for loan losses was $134,000 for the three months ended September 30, 2008 compared to $66,000 for the three months ended September 30, 2007.  The increase in the provision reflected the increase in the levels of nonperforming loans and weakening economic conditions. Approximately $108,000 of the $134,000 provision for loan losses was related to management’s evaluation of four impaired loans that resulted in specific allowance allocations. Nonperforming loans as a percentage of total loans increased from 0.10% at December 31, 2007, to 1.39% as of September 30, 2008, primarily because of an increase of $1.7 million in nonperforming loans to $1.8 million as of September 30, 2008.

Non-Interest Income.  Non-interest income increased $50,000, or 12.0%, to $468,000 for the three months ended September 30, 2008 as compared to the prior year period.  Contributing primarily to the increase in non-interest income for the three months ended September 30, 2008, was a reduction of an accrued liability due to the settlement of a litigation matter of approximately $83,000, offset by a decrease in mortgage banking income, net, of $18,000 for the three months ended September 30, 2008 as compared to the same period in 2007, as a result of the decrease in the volume of mortgages sold during the period and the gains derived from these sales.

Non-Interest Expenses.  Non-interest expenses increased $180,000, or 12.0%, to $1.7 million, during the three months ended September 30, 2008 as compared to the prior year period. The primary reason for the increase in non-interest expenses during the comparable periods was the expenses associated with operating a new branch office and the related compensation and benefit expenses for increased branch and support staffing. Non-interest expenses included expenses of $51,000 during the third quarter of 2008 for the Bank’s newest branch opened in September 2007 in the Town of Newburgh. Professional fees increased by $29,000 during the three months ended September 30, 2008, primarily due to expenses relating to being a public company.

Index

Income Tax Expense. The income tax expense was $131,000 for the three months ended September 30, 2008 as compared to $151,000 for the three months ended September 30, 2007. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 40.4% for the three months ended September 30, 2008 and 37.8% for the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Financial Highlights. Net income decreased $81,000, or 12.8%, to $552,000 for the nine months ended September 30, 2008 compared to $633,000 for the same period in the prior year.  The primary reasons for the decrease were an increase in the provision for loan losses and higher noninterest expenses as a result of our branch expansion, partially offset by higher net interest income.

Net Interest Income.  Net interest income increased $438,000, or 10.3%, to $4.7 million during the nine months ended September 30, 2008 compared to $4.3 million for the prior year period, primarily as a result of a reduction in interest expense and an increase in interest income on loans offset by a decrease in securities income.

Interest income on loans increased $379,000, or 6.3%, to $6.4 million during the nine months ended September 30, 2008 as the average balance of the loan portfolio grew $19.5 million, or 18.4%, to $125.9 million, while the average yield on the loan portfolio decreased 77 basis points to 6.79% for the nine months ended September 30, 2008.  Loan growth was driven by an increase in one- to four-family residential real estate loans and land loans. The decrease in the average yield on loans was mostly the result of the decreases in the prime interest rate since September 2007.

Interest income on investment securities decreased $356,000 for the nine months ended September 30, 2008 to $84,000 compared to the prior year period, as the average balance of the securities portfolio decreased $9.2 million, during the nine months ended September 30, 2008 to $2.6 million compared to $11.8 million in the prior year period, and the average yield on investment securities decreased 69 basis points to 4.26%.  The decrease in the investment portfolio primarily reflected the call of a $9.0 million U.S. Treasury in September 2007, of which most of the proceeds were used to fund loan growth in 2007.

The shift in the mix of interest-earning assets was more than offset by lower market rates, which decreased the average yield on interest earning assets to 6.65% during the nine months ended September 30, 2008, compared to 7.25% for the nine months ended September 30, 2007.

Interest expense decreased $471,000, from $2.3 million in the nine months ended September 30, 2007 to $1.9 million, or 20.1% for the nine months ended September 30, 2008. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. The average balance of interest-bearing deposits during the nine months ended September 30, 2008 increased $4.9 million, or 5.3% to $97.6 million, compared with $92.7 million in the prior year period, due primarily to a $5.3 million increase in the average balance of certificates of deposit, primarily due to customers’ preference for higher rates.  This increase was offset by a $1.3 million average balance decline in money market accounts.  Decreases in market interest rates in late 2007 and early 2008, decreased the average cost of deposits to 2.50%, for the nine months ended September 30, 2008, compared to 3.24% for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, our net interest margin increased 8 basis points to 4.76% from 4.68% for the prior year period and the interest rate spread increased by 18 basis points to 4.16% for the nine months ended September 30, 2008 compared to 3.98% for the nine months ended September 30, 2007.

On September 18, 2007, the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) reduced the overnight lending rate (the “fed funds rate”) by 50 basis points to 4.75%.  This was the first reduction in the fed funds rate in 13 quarters.  As of September 30, 2008, the FOMC had reduced the fed funds rate by an additional 275 basis points to 2.00%. Although the reductions in the fed

Index

funds rate triggered a reduction in market rates of interest, the impact of the FOMC's rate reduction is unknown at this time. If rates on deposits reprice slower than rates on our loans and investments, we could experience compression of our net interest margin which could have a negative effect on our profitability.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$125,938	$6,415	6.79%	$106,393	$6,036	7.56%
Investment securities	2,629	84	4.26	11,846	440	4.95
Other interest-earning assets	3,076	67	2.90	3,167	123	5.18
Total interest-earning assets	131,643	6,566	6.65	121,406	6,599	7.25

Non-interest-earning assets	5,861			5,463
Total assets	$137,504			$126,869

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,181	14	0.30	$6,291	12	0.25
Money market accounts	11,855	151	1.70	13,163	233	2.36
Savings accounts	14,472	61	0.56	13,393	50	0.50
Certificates of deposit	65,091	1,601	3.28	59,840	1,955	4.36
Stock subscription funds	-	-	0.00	532	3	0.75
Borrowings	2,348	43	2.44	2,164	88	5.42
Total interest-bearing liabilities	99,947	1,870	2.49	95,383	2,341	3.27

Non-interest-bearing demand deposits	16,777			17,463
Other non-interest-bearing liabilities	1,954			2,027
Total liabilities	118,678			114,873

Stockholders’ equity	18,826			11,996
Total liabilities and stockholders’ equity	$137,504			$126,869

Net interest income		$4,696			$4,258
Interest rate spread			4.16			3.98
Net interest margin			4.76			4.68
Average interest-earning assets to average interest-bearing liabilities	131.71%			127.28%

Provision for Loan Losses.  The provision for loan losses was $234,000 for the nine months ended September 30, 2008 compared to $160,000 for the nine months ended September 30, 2007.  The increase in the provision reflects the increase in the levels of nonperforming loans and weakening economic conditions.  Approximately $158,000 of the $234,000 provision for loan losses was related to management’s evaluation of four impaired loans that resulted in specific allowance allocations.  Nonperforming loans as a percentage of total loans increased from 0.10% at December 31, 2007, to 1.39% as of September 30, 2008, primarily because of an increase of $1.7 million in nonperforming loans to $1.8 million as of September 30, 2008.

Non-Interest Income.  Non-interest income increased $25,000, or 1.9%, to $1.3 million for the nine months ended September 30, 2008 as compared to the prior year period.  A reduction of an accrued liability due to the settlement of a litigation matter of approximately $164,000 for the nine months ended September 30, 2008 was offset by decreases in banking fees and service charges of $32,000 as compared to the nine months ended September 30, 2007, as a result of customer preference for service charge free accounts and the competitive banking environment. In addition, mortgage banking income, net, decreased $74,000 for the nine months ended September 30, 2008 as compared to the same period in 2007, as a result of the decrease in the volume of mortgages sold during the period and the gains derived from these sales.

Index

Non-Interest Expenses.  Non-interest expenses increased $511,000, or 11.7%, to $4.9 million, during the nine months ended September 30, 2008 as compared to the prior year period. The primary reason for the increase in non-interest expenses during the comparable periods was the expenses associated with operating a new branch office and the related compensation and benefit expenses for increased staffing. Non-interest expenses include expenses of $219,000 during the first nine months of 2008 for the Bank’s newest branch opened in September 2007 in the Town of Newburgh. Professional fees increased by $130,000 during the nine months ended September 30, 2008, primarily due to expenses relating to being a public company.

Income Tax Expense. Income tax expense was $350,000 for the nine months ended September 30, 2008 as compared to $391,000 for the nine months ended September 30, 2007. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 38.8% for the nine months ended September 30, 2008 and 38.2% for the nine months ended September 30, 2007.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2008, cash and cash equivalents totaled $7.0 million.  In addition, at September 30, 2008, we had arrangements to borrow up to $26.9 million from the Federal Home Loan Bank of New York.  On September 30, 2008, we had short-term advances outstanding of $3.0 million.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2008, we had $23.8 million in loan commitments outstanding, which primarily consisted of $4.0 million in unadvanced portions of construction loans, $5.2 million in commitments to fund one- to four-family residential real estate loans, $3.1 million in commercial real estate and business loans, $2.9 million in unused home equity lines of credit and $7.5 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2008 totaled $71.6 million, or 97.5% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance

Index

sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2008, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

We may use capital management tools such as cash dividends and common share repurchases.  However, under the Office of Thrift Supervision regulations, we were not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

On July 28, 2008, the Company announced that it approved a stock repurchase program to purchase up to 5% of its outstanding shares (excluding shares held by Hometown Bancorp, MHC, the Company’s mutual holding company), or up to 53,561 shares for a period of up to 12 months. The repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchases will be held as treasury stock and will be available for general corporate purposes. The Company anticipates conducting such repurchases in accordance with a Rule 10b5-1 trading plan administered by a broker-dealer. Details of repurchases through September 30, 2008 are included in Part II. Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

For the nine months ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because the Company is a smaller reporting company.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of management’s attestation regarding internal controls over financial reporting will be required for the first time with this year’s annual report since the Company had a transition period that was established by rules of the Securities and Exchange Commission for newly public companies.

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

Item 1A. Risk Factors

Not applicable because the Company is a smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2008, the Board of Directors of the Company announced a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its outstanding shares (excluding shares held by Hometown Bancorp, MHC, the Company’s mutual holding company), or up to 53,561 shares for a period up to 12 months. The repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchases will be held as treasury stock and will be available for general corporate purposes. The Company anticipates conducting such repurchases in accordance with a Rule 10b5-1 trading plan administered by a broker-dealer.

The table below sets forth the information with respect to purchases made by or on behalf of Hometown Bancorp, Inc. or any ‘affiliated purchaser’ (as defined in Rule 240.10b-18(a)(3)) under Regulation S-K, of common stock during the quarter ended September 30,2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	-	$ -	-	53,561
August 1 through August 31	5,000	$ 6.95	5,000	48,561
September 1 through September 30	6,500	$ 7.04	11,500	42,061

Item 3.   Defaults upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

Index

3.1	Charter of Hometown Bancorp, Inc. (1)

3.2	Bylaws of Hometown Bancorp, Inc. (2)

4.0	Stock Certificate of Hometown Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

____________________________________
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

HOMETOWN BANCORP, INC.

Dated: November 14, 2008	By: /s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2008	By: /s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and
Chief Financial Officer
(principal financial and accounting officer)