Form 10-K
period 2008-12-31
Hometown Bancorp,Inc.
filed 2009-03-31
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _____________

Commission File Number: 000-52674

HOMETOWN BANCORP, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES	02-0783010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Main Street, Walden, New York	12586
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  845-778-2171

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by the registrant’s nonaffiliates as of June 30, 2008 was approximately $5.8 million.

The number of shares outstanding of the registrant’s common stock as of March 20, 2009 was 2,326,939.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the 2008 Annual Report to Stockholders are incorporated by reference in Part II of this Form 10-K.

2. Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

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

On June 28, 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company. In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”), resulting in net proceeds of approximately $9.1 million. As of December 31, 2008, 56.3% of the Company’s outstanding common stock, or 1,309,275 shares, was owned by Hometown Bancorp MHC, a federally chartered mutual holding company. Costs of approximately $717,000 were incurred in connection with the stock offering and were deducted from the gross offering proceeds.

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

Our website address is www.waldenfederal.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Index

Market Area

We are headquartered in Walden, New York.  Our main office (12 Main Street) functions out of three locations within Walden.  In addition to our main office, we operate five full-service branch offices in Montgomery, Otisville, Newburgh and Monroe, New York.  Each of our branch offices are located in Orange County, New York, situated approximately 70 miles northwest from New York City.  We generate deposits through our six offices and conduct lending activities throughout Orange, lower Sullivan and lower Ulster Counties, New York. Continued economic weakness combined with uncertainty of an economic recovery has resulted in a continued housing market downturn and rising unemployment in our market area. These factors have resulted in an increase in problem assets and foreclosures in our market area.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America, JP Morgan Chase, Keycorp and Citizens Financial Group, Inc.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 2.26% of the deposits in Orange County, New York.

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

Lending Activities

Loan Portfolio Analysis

The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $106,000 and $528,000 at December 31, 2008 and 2007, respectively.

Index

	December 31,
	2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$65,565	47.1%	$49,558	40.7%
Construction(1)	9,162	6.6	10,990	9.0
Multi-family and commercial real estate	24,971	17.9	22,316	18.4
Land	13,632	9.8	10,309	8.5
Total real estate loans	113,330	81.4	93,173	76.6
Commercial loans	12,763	9.2	15,479	12.7
Consumer loans:
Home equity	12,434	8.9	12,538	10.3
Other	625	0.5	525	0.4
Total consumer loans	13,059	9.4	13,063	10.7
Total loans	139,152	100.0%	121,715	100.0%

Net deferred loan costs	63		54
Allowance for losses	(1,347)		(787)
Loans, net	$137,868		$120,982
__________________
(1)
Amount does not include the unadvanced portions of construction loans.  At December 31, 2008 and 2007, the additional unadvanced portions of construction loans were $3.5 million and $3.6 million, respectively.

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude applicable unadvanced portions of construction loans, net deferred loan costs and the allowance for loan losses.  The table also sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

Contractual Maturities and Interest Rate Sensitivity

December 31, 2008 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$21,306	$9,156	$1,798	$32,260
More than one to five years	10,442	2,143	1,212	13,797
More than five years	81,582	1,464	10,049	93,095
Total	$113,330	$12,763	$13,059	$139,152

Interest rate terms on amounts due after one year:
Fixed-rate loans	$15,161	$3,144	$6,978	$25,283
Adjustable-rate loans	76,863	463	4,283	81,609
Total	$92,024	$3,607	$11,261	$106,892

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

We will make one- to four-family residential loans with loan-to-value ratios up to 95%; however, we require private mortgage insurance or other credit enhancements for loans with a loan-to-value ratio over 80%.  We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

The majority of one- to four-family residential loans originated by Walden Federal are sold to Freddie Mac or kept in portfolio, in both instances with Walden Federal servicing the loan.  We also sell some loans to the State of New York Mortgage Agency (SONYMA) and other investors, with servicing released.  In each case, we utilize the guidelines of the applicable investor that set forth underwriting criteria which factor in various aspects of loan risk, including loan purpose, the borrower’s credit history and credit rating and the ability of the borrower to repay the loan.  Walden Federal does not make subprime loans.  All of the loans sold by us are sold without recourse.

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

At December 31, 2008 our largest multi-family loan was $1.1 million and was secured by apartment buildings and our largest commercial real estate loan was $1.3 million and was secured by a mixed use auto body and repair shop and office building. The $1.3 million represents Walden Federal’s 75% participation share of a $1.7 million loan originated by Walden Federal. Both of these loans were performing in accordance with their terms at December 31, 2008.

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

At December 31, 2008 our largest construction loan was $679,000 and was secured by a one family residential home. This loan was performing according to its terms at December 31, 2008.

Commercial Loans.  We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area.  The maximum amount of our commercial loans is limited by our in-house loans-to-one borrower limit.  We offer term loans for capital improvements, equipment acquisition and long-term working capital.  We originate these loans on both a fixed-rate and adjustable-rate basis with terms up to 10 years.  Adjustable-rate loans are generally based on the Prime Rate as published by The Wall Street Journal.  Secured commercial loans are secured by business assets other than real estate, such as business equipment and inventory.  In addition, in most cases, our commercial loans are backed by the personal guarantee of the borrower.  We also make unsecured commercial loans, but generally only on a short-term basis.

We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. Commercial lines of credit can be fixed- or adjustable-rate based on the prime rate.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Index

At December 31, 2008 our largest commercial loan was $769,000, which was primarily secured by business assets. This loan was performing according to its terms at December 31, 2008.

Land Loans. We also originate loans secured by developed and undeveloped land to individuals and builders.   Loans to individual borrowers who either own or are purchasing building lots are underwritten in accordance with our consumer loan guidelines discussed below.  These loans typically carry fixed-rates and are written on a 15- year amortization basis but with a short-term balloon maturity (typically five years).  Loans to builders and developers are underwritten using our commercial loan guidelines and are dependent upon the collateral value, borrower financial strength and other loan specific data.  Generally, land loans to builders and developers are written for up to a two-year term on an interest-only basis, with the rate tied to the Prime Rate as published by The Wall Street Journal on an adjustable rate basis or on a fixed-rate basis in accordance with commercial loan pricing.  Loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price.  Our land loans are not made on a speculative basis, but rather for the development of either residential or commercial real estate.

Included within our portfolio of land loans are loans issued to collateralize letters of credit issued by Walden Federal.  These letters of credit typically are issued to municipalities to ensure completion of roads and other improvements in subdivisions.

At December 31, 2008 our largest land loan was a $1.4 million letter of credit and was secured by a residential land development loan. This loan was performing according to its terms at December 31, 2008.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income producing properties,

Index

we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans.  In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.10x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building or be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment.  If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

Index

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

Summary of Loan Activity

	Year Ended December 31,
(Dollars in thousands)	2008	2007

Total loans at beginning of period	$122,243	$98,448
Originations:
Real estate loans (1)	62,631	67,291
Commercial loans	8,217	8,635
Consumer loans, net activity	(4)	1,099
Total loans originated	70,844	77,025
Purchases of loan participations (2)	107	613
Less:
Principal payments	39,589	25,985
Loan sales	14,347	27,858
Transfers to foreclosed real estate	—	—
Total loans at end of period (3)	$139,258	$122,243
_____________________
(1)	Includes $106,000 and $528,000 in real estate loans held-for-sale which are not reflected in our loan portfolio for the years ended December 31, 2008 and 2007, respectively.
(2)
From time to time, we purchase loan participations from local financial institutions to supplement our loan portfolio.  We purchased a total of two construction loan participations during 2006, which advances were made in 2008 and 2007 for completed construction stages.  The loans were underwritten by Walden Federal in accordance with its underwriting standards.

(3)	Excludes net deferred loan costs, the allowance for loan losses and unadvanced portions of construction loans.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.  The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits.  All unsecured commercial loans and commercial loans with collateral other than marketable securities or real estate over $500,000 must be approved by the board of directors.  Commercial loans over $750,000 secured by real estate and commercial loans over $850,000 secured by marketable securities, cash or cash equivalents, must be approved by the board of directors.  All one- to four-family residential loans, including construction and land loans, over $750,000 and all consumer loans over $250,000 must be approved by the board of directors.  The same approval procedures for commercial loans are applicable to commercial real estate and multi-family real estate loans.

Loans-to-One Borrower Limit and Loan Category Concentration. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount my be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2008, our regulatory limit on loans-to-one borrower was $2.2 million. At that date, our largest lending relationship consisted of seven loans totaling $2.1 million attributed to one individual, including loans to various corporate entities as well as direct loans. These loans were performing in accordance with their original terms at December 31, 2008.

Index

Pursuant to a risk management policy adopted by our board of directors, and in an effort to closely monitor the origination and portfolio balances of higher risk real estate loans and commercial business loans, Walden Federal has established a goal to limit its combined balance of higher risk real estate loans plus commercial business loans to a maximum of 450% of Tier 1 capital, with the commercial business loans component not exceeding 100% of Tier 1 capital.  At December 31, 2008, the combined balance of our higher risk real estate loans and commercial business loans was 351.7% of Tier 1 capital, with the commercial business loan component at 85.3% of Tier 1 capital.  We will continue to closely monitor the origination and portfolio balances of these types of loans and may adjust these ratios after consideration of all relevant factors, including consultations with the Office of Thrift Supervision, our primary federal bank regulator.

Loan Commitments.  We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 60 days. See Note 13 in the Consolidated Financial Statements.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk and market risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value.  Other risks that we face are operational risks, liquidity risks and reputation risk.  Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals.  Generally, when a real estate loan becomes 90 days past due, we institute foreclosure proceedings.  If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan generally goes to foreclosure sale.  On non-real estate loans, we attempt to repossess any other collateral that secures the loan if collection efforts have failed.  Management informs the board of directors monthly of the amount of loans delinquent more than 30 days.  Management provides detailed information to the board of directors on loans 60 or more days past due and all loans in foreclosure and repossessed property that we own.

Loans that we sell are generally sold without recourse and therefore, there is minimal risk that we would have to repurchase a previously sold loan due to early default.  However, if it is determined that there were inadequacies or exceptions in the underwriting process, we could be required to repurchase the loan.  In the past ten years, we have not been required to repurchase any loans sold to Freddie Mac.

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

Index

according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, it is initially recorded at fair value at the date of foreclosure less estimated disposal costs. Losses are charged to the allowance for loan losses upon foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income. We had no foreclosed real estate at December 31, 2008.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2008	2007
Nonaccrual loans:
One- to four-family residential real estate	$2,384	$86
Construction	959	—
Multi-family and commercial real estate	360	—
Land	935	16
Commercial	318	—
Consumer	18	22
Total nonaccrual loans	4,974	124

Foreclosed real estate	—	—
Other nonperforming assets	—	—
Total nonperforming assets	4,974	124
Troubled debt restructurings	285	—
Total nonperforming assets and troubled debt restructurings	$5,259	$124

Total nonperforming loans to total loans	3.57%	0.10%
Total nonperforming loans to total assets	3.31	0.09
Total nonperforming assets and troubled debt restructurings to total assets	3.50	0.09

For the year ended December 31, 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was approximately $208,000 as compared to approximately $8,000 at December 31, 2007.

Increases in nonperforming loans are a direct result of the continued housing market downturn and rising unemployment. Nonperforming loans have increased by $4.8 million in the past year. Nonperforming one- to four-family residential loans have increased by $2.3 million. Included in this increase is $1.2 million of owner occupied residential loans and $1.1 million of single family builder spec homes (one of these loans totaling $533,000 was paid off in January 2009). There are loans extended to a residential subdivision totaling $1.2 million of which $297,000, $544,000 and $318,000 are included in the construction loan, land loan and commercial loan categories, respectively.

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

Index

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

Classified Assets

	At December 31,
(Dollars in thousands)	2008	2007
Substandard assets	$4,052	$63
Doubtful assets	37	—
Loss assets	—	—
Total classified assets	$4,089	$63

The reason for the increases in classified assets is discussed above in the nonperforming assets section.

Special mention loans have increased to $3.2 million as of December 31, 2008 from $283,000 at December 31, 2007. The increase in special mention loans was a result of the same economic factors discussed above and management’s assessment of potential weaknesses in individual loans that deserve our close attention.

Other than disclosed in the above tables, there are no other loans that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Loan Delinquencies

	December 31,
	2008		2007
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
One- to four-family residential real estate	$315	$117	$333	$79
Construction	435	—	—	—
Commercial and multi-family real estate	340	—	—	—
Land	914	—	—	—
Commercial	—	—	—	—
Consumer	2	—	1	1
Total	$2,006	$117	$334	$80

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

Index

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

We establish a general allowance for loans that are not classified to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category.  The allowance percentages have been derived using percentages commonly applied under the regulatory framework for Walden Federal and other similarly-sized institutions.  The percentages may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in establishing a specific loss provision or our charging off the loan or the portion of the loan that was impaired.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At December 31, 2008, our allowance for loan losses represented 0.97% of total loans. The allowance for loan losses increased by 71.2% from December 31, 2007 to December 31, 2008, increased by the provision for loan losses of $579,000 and reduced by net charge-offs of $19,000.  The decision to increase the allowance reflected management’s consideration of decreases in the real estate values in our market area and increases in our non-performing loans. Other factors affecting the allowance calculation are national and local economic trends and conditions, industry conditions and changes in credit concentrations. Factors such as quality of lending management and staff and lending standards remained reasonably stable during this period.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Index

Allocation of Allowance of Loan Losses

	December 31,
	2008		2007
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
One- to four-family residential real estate	$161	47.1%	$99	40.7%
Construction	100	6.6	120	9.0
Multi-family and commercial real estate	210	17.9	157	18.4
Land	599	9.8	155	8.5
Commercial	162	9.2	174	12.7
Consumer	115	9.4	82	10.7
Total allowance for loan losses	$1,347	100.0%	$787	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

Index

Analysis of Loan Loss Experience.

	Year Ended December 31,
(Dollars in thousands)	2008	2007
Allowance at beginning of period	$787	$623

Provision for loan losses	579	185
Charge offs:
One- to four-family residential real estate loans	—	—
Construction	—	—
Commercial and multi-family real estate loans	—	—
Land	—	—
Commercial loans	—	—
Consumer loans	23	25
Total charge-offs	23	25

Recoveries:
One- to four-family residential real estate loans	—	—
Construction	—	—
Commercial and multi-family real estate loans	—	—
Land	—	—
Commercial loans	—	—
Consumer loans	4	4
Total recoveries	4	4
Net charge-offs	19	21

Allowance at end of period	$1,347	$787

Allowance to nonperforming loans	27.1%	634.7%
Allowance to total loans outstanding at the end of the period	0.97	0.64
Net charge-offs to average loans outstanding during the period	0.01	0.02

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

At December 31, 2008, our investment portfolio totaled $2.5 million, or 1.7% of total assets, and consisted primarily of U.S. agency securities and mortgage-backed securities.

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

At the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale are reported at estimated fair value, trading securities are reported at estimated fair value and the securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held to maturity securities

Index

portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. At December 31, 2008, we had no securities classified as trading.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (excludes FHLB stock).

Investment Securities

	December 31,
	2008		2007
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency securities	$1,000	$1,002	$1,000	$1,003
Total available for sale	1,000	1,002	1,000	1,003

Securities held to maturity:
U.S. Government agency securities	750	756	500	502
Mortgage-backed securities	759	774	1,274	1,274
Total held to maturity	1,509	1,530	1,774	1,776
Total	$2,509	$2,532	$2,774	$2,779

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2008.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Approximately $88,000 of the mortgage-backed securities listed have adjustable interest rates.

Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2008 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
U.S. Government agency securities	—	—	$1,002	1.63%	—	—	—	—	$1,002	1.63%
Total available for sale	—	—	1,002	1.63	—	—	—	—	1,002	1.63

Securities held to maturity:
U.S. Government agency securities	—	—	750	4.00	—	—	—	—	750	4.00
Mortgage-backed securities	—	—	671	5.07	—	—	$88	4.50%	759	5.00
Total held to maturity	—	—	1,421	4.51	—	—	88	4.50	1,509	4.50
Total	—	—	$2,423	3.32%	—	—	$88	4.50%	$2,511	3.36%

Index

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of New York.  Deposits are attracted from within our market area through advertising and the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  In addition to accounts for individuals, we also offer commercial checking accounts designed for the businesses operating in our market area.  We do not have any brokered deposits. Municipal deposits comprise a portion of our total deposits.  The New York State Banking Department has designated the Town of Mount Hope, including the Village of Otisville, as a Banking Development District.  The objective of the program is to encourage the establishment of bank branches in geographic locations where there is a demonstrated need for banking services.  The New York State Office of the Comptroller is authorized to deposit funds with our Otisville branch.  Additionally, Walden Federal can accept public funds from the Town of Mount Hope and the Village of Otisville.  At December 31, 2008, $10.0 million, or 8.0% of our total deposits consisted of one municipal deposit from the New York State Office of the Comptroller.  We have applied to the New York State Banking Department to renew this $10.0 million certificate of deposit for one additional year and we expect this certificate of deposit to remain with us past April 2009. At December 31, 2008, we had a total of $76.0 million in certificates of deposit, of which $74.4 million had remaining maturities of one year or less. Based on historical experience, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the balances of our deposit products at the dates indicated.

Deposits

	December 31,
	2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$16,947	13.6%	$17,441	15.6%
Interest-bearing demand deposits	6,644	5.3	6,446	5.7
Money market accounts	11,579	9.3	11,170	10.0
Savings accounts	13,561	10.9	13,645	12.2
Certificates of deposit	76,008	60.9	63,359	56.5
Total	$124,739	100.0%	$112,061	100.0%

Time Deposit Maturities of $100,000 or more

December 31, 2008 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$8,720
Over three through six months	12,865
Over six through twelve months	7,653
Over twelve months	305
Total	$29,543

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York to supplement our investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the

Index

Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $45.1 million, including line of credit facilities, of which $10.0 million was used to secure a municipal letter of credit and $4.4 million was outstanding under FHLB advances at December 31, 2008.

We had Federal Home Loan Bank short-term advances at December 31, 2008 of $2.5 million. As of December 31, 2008, we had the ability to borrow $26.9 million under our line of credit facilities with the Federal Home Loan Bank of which $1.9 million was outstanding.

Borrowings

	Year Ended December 31,
(Dollars in thousands)	2008	2007
Maximum amount outstanding at any month end during the period:
FHLB advances	$5,550	$6,325
Average amount outstanding during the period:
FHLB advances	$2,437	$1,638
Weighted average interest rate during the period:
FHLB advances	2.38%	5.43%
Balance outstanding at end of period:
FHLB advances	$4,375	—
Weighted average interest rate at end of period:
FHLB advances	1.42%	0.00%

Personnel

At December 31, 2008, we had 58 full-time employees and four part-time employees, none of whom is represented by a collective bargaining unit.

Subsidiaries

Hometown Bancorp’s only direct subsidiary is Walden Federal.  Walden Federal has two active wholly-owned subsidiaries, Ever-Green Financial Services Inc. and Valley Services, Inc., both of which are New York corporations.  Evergreen was formed in 1984.  Evergreen’s sole business activity is a 50% ownership interest in Evergreen Title Agency, LP, which is in the title insurance business.  Valley Services was formed in 1999 to hold real estate owned.

REGULATION AND SUPERVISION

General

Walden Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits.  Walden Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  Walden Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial

Index

institutions.  There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Walden Federal’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Hometown Bancorp, Hometown Bancorp MHC and Walden Federal and their operations.  Hometown Bancorp and Hometown Bancorp MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2008, Walden Federal met each of these capital requirements.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s

Index

degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the savings association’s total assets when it was deemed undercapitalized or the amount necessary to achieve compliance with applicable capital regulations.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At December 31, 2008, Walden Federal was well-capitalized.

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

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  Education loans, credit card loans and small business loans may be considered

Index

“qualified thrift investments.”  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2008, Walden Federal met the qualified thrift lender test.

Transactions with Related Parties.  Federal law limits Walden Federal’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Hometown Bancorp, Hometown Bancorp MHC and their non-savings institution subsidiaries).  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Insurance of Deposit Accounts.   Deposit accounts at Walden Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009.  Walden Federal has opted not to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. See “Temporary Liquidity Guarantee Program” for more information.

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that would also alter the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Index

Under the rule, the Federal Deposit Insurance Corporation would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the Federal Deposit Insurance Corporation issued an interim rule that would impose a special assessment on June 30, 2009, which would be collected on September 30, 2009. The impact of this special 20 basis point assessment based on deposits at December 31, 2008 would be approximately $255,000. Future special assessments could also be assessed.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  Walden Federal opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Walden Federal opted not to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-

Index

weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  Hometown Bancorp will not participate in the CPP.

In addition, the current economic crisis has generated new federal legislation, including the American Recovery and Reinvestment Act of 2009 (“ARRA”), which has created new corporate governance reporting obligations, as well as compensation and financial restrictions, on banks and financial services companies receiving federal assistance pursuant to this statute and the TARP Capital Purchase Program.  There can be no assurance that some of these restrictions may be applied more broadly in the future to financial institutions that are not receiving federal assistance.  Moreover, it is likely that additional legislation will be enacted in the future affecting the regulation of financial institutions and their holding companies.

Federal Home Loan Bank System.  Walden Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Walden Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Walden Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $395,000.

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

Index

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

Index

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2005.  For its 2008 fiscal year, Walden Federal’s maximum federal income tax rate was 34%.

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

Index

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

State Taxation

New York Taxation.  Hometown Bancorp reports income on a calendar year basis to New York State.  New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1%  of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company.  Entire net income is based on federal taxable income, subject to certain modifications.  Alternative entire net income is equal to entire net income without certain modifications.

Bad Debt Reserves.  Deferred tax liabilities have not been recognized with respect to the New York State base-year reserve of approximately $4.8 million at December 31, 2008, since Walden Federal does not expect that these amounts will become taxable in the foreseeable future.

ITEM 1A.	RISK FACTORS

The current economic downturn coupled with turmoil and uncertainty in the financial markets may adversely impact Hometown Bancorp and its ability to successfully execute its business plan.

The current economic downturn may adversely impact the financial condition of the households and businesses comprising Hometown Bancorp’s loan customers. Such a deteriorating financial condition could arise from loss of employment or business revenue exacerbated by a reduction in the value of real estate collateralizing Hometown Bancorp’s customers’ loans. As a consequence, Hometown Bancorp may experience an increase in nonperforming loans which will negatively impact earnings through reduced collections of interest income coupled with possible increases in the provision for loan losses, charge-offs and foreclosure costs. Hometown Bancorp’s ability to originate new loans in accordance with its business plan goals and objectives may also be diminished as a result of these same factors.

Moreover, the general level of uncertainty in the marketplace – particularly concerning counterparty risk – has greatly diminished the sources of funding readily available to many large financial institutions. Consequently, such institutions are placing greater emphasis on their retail deposit channel to attract funding thereby placing upward pressure on retail deposit rates in the marketplace. As a result, despite the recent reduction in overall market interest rates, Hometown Bancorp’s cost of deposits may remain stable or increase while its yield on earning assets is reduced. This condition would reduce Hometown Bancorp’s net interest rate spread and margin and its earnings in future periods.

Hometown Bancorp’s expenses will increase as a result of increases in Federal Deposit Insurance Corporation insurance premiums.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis

Index

points) for the first quarter of 2009. On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the FDIC will first establish an institution’s initial base assessment rate.  This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim rule that would impose a special assessment on June 30, 2009, which would be collected on September 30, 2009. The interim rule also allows for additional special assessments.

A downturn in the local economy or local real estate values could hurt Hometown Bancorp’s profits.

Almost all of Hometown Bancorp’s real estate loans are secured by real estate in upstate New York.  As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt Hometown Bancorp’s profits.  Additionally, a decrease in asset quality could require additions to Hometown Bancorp’s allowance for loan losses through increased provisions for loan losses, which would hurt Hometown Bancorp’s profits.  Until 2007, there had been significant increases in real estate values in Hometown Bancorp’s market area.  As a result of these rising home prices, Hometown Bancorp’s loans were well collateralized.  During 2007, however, the real estate market in Orange County began to slow, and during 2008, real estate values in Orange County declined.  Further declines in real estate values could cause some of Hometown Bancorp’s mortgage loans to become inadequately collateralized, which would expose Hometown Bancorp to a greater risk of loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.	PROPERTIES

We conduct our business through our main office and five branch offices. The following table sets forth certain information relating to these facilities at December 31, 2008.

Location	Owned/ Leased	Date of Lease Expiration (including lease extensions)	Net Book Value of Property or Leasehold Improvements at December 31, 2008
			(In thousands)
Main Office:
12 Main Street Walden, New York 12586	Owned	N/A	$ 1,151

Branches:
(Montgomery) 201 Ward Street, Suite L Montgomery, New York 12549	Leased	10/01/2011	4

(Monroe Wal-Mart) 288 Larkin Drive Monroe, New York 10950	Leased	10/31/2015	93

(Otisville) 2 Sanatorium Avenue, Suite 2 Otisville, New York 10963	Leased	11/01/2014	67

(Monroe ShopRite) 785 Route 17M Monroe, New York 10950	Leased	06/01/2021	114

(Newburgh) 211 South Plank Road Newburgh, New York 12550	Owned	N/A	1,742

Other Properties:
(Loan Center) 74 W. Main Street Walden, New York 12586	Owned	N/A	504

(Loan Annex) 8 Main Street Walden, New York 12586	Owned	N/A	76

As of December 31, 2008, the total net book value of Walden Federal’s offices was $3.8 million.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holder and Dividend Information

The Company’s common stock is listed on the OTC Bulletin Board under the trading symbol “HTWC.OB” The Company completed its initial public offering on June 28, 2007 and commenced trading on June 29, 2007. The following table sets forth the high and low bid prices of the common stock for the 2008 and 2007 fiscal years, as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	For the Year Ended December 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$6.81	$7.25	$7.50	$7.60
Low	3.55	6.75	5.89	$6.90

	For the Year Ended December 31, 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$8.20	$10.05	$10.00	N/A
Low	7.40	7.55	10.00	N/A

As of December 31, 2008, there were approximately 307 holders of record of the Company’s common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Hometown Bancorp is not subject to OTS regulatory restrictions on the payment of dividends.  However, Hometown Bancorp’s ability to pay dividends may depend, in part, upon its receipt of dividends from Walden Federal because Hometown Bancorp has no source of income other than earnings from the investment of the net proceeds from the offering that it retained.  Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations.  Walden Federal may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization.  No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. To date, we have not declared any cash dividends.

As of December 31, 2008, Hometown Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.

On July 28, 2008, the Board of Directors of the Company announced a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its outstanding shares (excluding shares held by Hometown Bancorp, MHC, the Company’s mutual holding company), or up to 53,561 shares for a period up to 12 months.

The table below sets forth the information with respect to purchases made by or on behalf of Hometown Bancorp, Inc. or any ‘affiliated purchaser’ (as defined in Rule 240.10b-18(a)(3)) of common stock during the quarter ended December 31, 2008:

Index

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	10,000	$6.84	21,500	32,061
November 1 through November 30	-	-	21,500	32,061
December 1 through December 31	25,000	$5.41	46,500	7,061

On March 10, 2009, we announced that we completed the stock repurchase of 53,561 shares of the program announced on July 28, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial and Other Data in the Company’s 2008 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2008 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The “Interest Rate Risk Management” section of the Company’s 2008 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements in the Company’s 2008 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a) Hometown Bancorp’s management, including Hometown Bancorp’s principal executive officer and principal financial officer, have evaluated the effectiveness of Hometown Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Hometown Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Hometown Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported

Index

within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Hometown Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

For information concerning the directors of Hometown Bancorp, the information contained under the section captioned “Proposal 1 – Election of Directors” in Hometown Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders the (“Proxy Statement”) is incorporated by reference.

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

Below is information regarding the executive officers.  Each officer has held his or her current position for at least the last five years, unless otherwise stated.  Ages presented are as of December 31, 2008.

Thomas F. Gibney has been President and Chief Executive Officer of the Bank since 1991.  Age 60.  Director of the Bank, Hometown Bancorp MHC and Hometown Bancorp since June 2006.

Stephen W. Dederick has been Vice President and Chief Financial Officer of Walden Federal since 2004.  Prior to joining Walden Federal, Mr. Dederick served as Vice President and Chief Financial Officer of Community Bank of Orange, NA from April 2002 until March 2004.  Mr. Dederick served as Senior Vice President at Berkshire Bank from March 2001 until January 2002.  Mr. Dederick served as Senior Vice President and Chief Financial Officer of Goshen Savings Bank from 1997 until its acquisition in 2001.  Mr. Dederick has served as Vice President and Chief Financial Officer of Hometown Bancorp MHC and Hometown Bancorp since their formation.  Mr. Dederick joined Walden Federal in 2004.  Age 52.

Judith B. Weyant has been Senior Vice President and Chief Operating Officer of Walden Federal since 1992.  Ms. Weyant has served as Senior Vice President and Chief Operating Officer of Hometown Bancorp MHC and Hometown Bancorp since their formation and as Corporate Secretary of Walden Federal, Hometown Bancorp MHC and Hometown Bancorp since January 2007.  Ms. Weyant joined Walden Federal in 1984.  Age 56.

L. Bruce Lott has been Senior Vice President and Chief Lending Officer of Walden Federal since 2004.  Mr. Lott served as Vice President and Senior Loan Officer of Walden Federal since 2000 and joined Walden Federal in 1995.  Mr. Lott has also served as Senior Vice President of Hometown Bancorp MHC and Hometown Bancorp since their formation.  Age 55.

Index

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

DISCLOSURE OF CODE OF ETHICS AND BUSINESS CONDUCT

Hometown Bancorp has adopted a Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller or persons performing similar functions.  A copy of the Code of Ethics is available on our website at www.waldenfederal.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Hometown Bancorp knows of no arrangements, including any pledge by any person of securities of Hometown Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	-	$-	163,301
Equity compensation plans not approved by stockholders	-	-	-
Total	-	$-	163,301

(1) No shares have been issued. Closing price as of December 31, 2008 was $4.30.

Index

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Charter of Hometown Bancorp, Inc.(1)
3.2	Bylaws of Hometown Bancorp, Inc.(2)
4.0	Specimen Stock Certificate of Hometown Bancorp, Inc.(1)
10.1	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Thomas F. Gibney.
10.2	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Stephen W. Dederick
10.3	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and L. Bruce Lott
10.4	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Judith B. Weyant
10.5	Walden Federal Savings and Loan Association Directors’ Retirement Plan
10.6	Walden Federal Savings and Loan Association Employee Stock Ownership Plan
10.7	Hometown Bancorp, Inc. 2008 Equity Incentive Plan (3)
13.0	2008 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant (1)
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on March 16, 2007, Registration No. 333-141351.
(2)	Incorporated herein by reference to the Exhibit to Hometown Bancorp, Inc.’s Form 8-K filed on July 25, 2008.
(3)	Incorporated herein by reference to Appendix A of Hometown Bancorp, Inc.’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders filed on April 7, 2008.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hometown Bancorp, Inc.

Date: March 31, 2009	/s/ Thomas F. Gibney
By: Thomas F. Gibney
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas F. Gibney	President, Chief Executive	March 31, 2009
Thomas F. Gibney	Officer and Director
(principal executive officer)

/s/ Stephen W. Dederick	Chief Financial Officer and	March 31, 2009
Stephen W. Dederick	Vice President
(principal accounting and financial officer)

/s/ Joseph B. Horan, III	Director	March 31, 2009
Joseph B. Horan, III

/s/ Steven E. Howell	Director	March 31, 2009
Steven E. Howell

/s/ Gerald N. Jacobowitz	Director	March 31, 2009
Gerald N. Jacobowitz

/s/ Graham S. Jamison	Director	March 31, 2009
Graham S. Jamison

/s/ Stephen E. Sabine	Director	March 31, 2009
Stephen E. Sabine

/s/ Kenneth R. Schliphack	Director	March 31, 2009
Kenneth R. Schliphack

/s/ Curt J. Schoeberl, Sr.	Director	March 31, 2009
Curt J. Schoeberl, Sr.