Form 10-Q
period 2009-03-31
Hometown Bancorp,Inc.
filed 2009-05-15
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  000-52674

HOMETOWN BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	02-0783010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒                       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                       No ☐

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
Yes ☐                       No ☒

As of May 15, 2009 there were 2,326,939 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars in Thousands, Except Share Data)
Assets
Cash and due from banks	$2,483	$2,915
Interest earning demand deposits with banks	576	288
Cash and cash equivalents	3,059	3,203

Securities available for sale	999	1,002
Securities held to maturity (fair value at March 31, 2009 $1,467; and at December 31, 2008 $1,530)	1,441	1,509
Loans held for sale	1,366	106
Loans receivable, net of allowance for loan losses (at March 31, 2009 $1,471; and at December 31, 2008 $1,347)	137,990	137,868
Premises and equipment, net	4,028	4,087
Federal Home Loan Bank stock, at cost	373	395
Foreclosed real estate	83	-
Accrued interest receivable and other assets	2,362	2,199

Total Assets	$151,701	$150,369

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$18,001	$16,947
Interest bearing	109,972	107,792
Total Deposits	127,973	124,739

Federal Home Loan Bank advances	3,325	4,375
Advances from borrowers for taxes and insurance	594	708
Accrued interest payable	85	143
Other liabilities	759	1,610
Total Liabilities	132,736	131,575

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; 2,380,500 shares issued	24	24
Paid-in capital	10,105	10,112
Retained earnings	9,980	9,787
Unearned ESOP shares, at cost	(828)	(840)
Treasury stock, at cost, 53,561 shares at March 31, 2009 and 46,500 at December 31, 2008	(311)	(284)
Accumulated other comprehensive loss	(5)	(5)
Total Stockholders’ Equity	18,965	18,794

Total Liabilities and Stockholders’ Equity	$151,701	$150,369

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Interest Income
Loans receivable, including fees	$2,122	$2,132
Securities, taxable	21	30
Other	3	20
Total Interest Income	2,146	2,182

Interest Expense
Deposits	563	731
Federal Home Loan Bank advances	18	4
Total Interest Expense	581	735

Net Interest Income	1,565	1,447

Provision for Loan Losses	160	26

Net Interest Income after Provision for Loan Losses	1,405	1,421

Non-interest Income
Banking fees and service charges	240	257
Mortgage banking income, net	266	93
Investment brokerage fees	17	17
Other	28	16
Total Non-interest Income	551	383

Non-interest Expenses
Salaries and employee benefits	986	922
Occupancy and equipment	201	180
Professional fees	72	63
Advertising and marketing	25	56
Data processing	145	128
Telephone and postage	51	40
Other	161	158
Total Non-interest Expenses	1,641	1,547

Income before Income Taxes	315	257

Income Tax Expense	122	100

Net Income	$193	$157

Net Income per common share- basic	$0.09	$0.07
Weighted average number of common shares outstanding – basic	2,248	2,292

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2009 and 2008
(In Thousands, except share data)  (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2007	$24	$10,129	$9,222	$(886)	$-	$(9)	$18,480

Comprehensive income:
Net income	-	-	157	-	-	-	157
Other comprehensive loss	-	-	-	-	-	8	8
Total Comprehensive Income							165

ESOP shares committed to be released (1,167 shares)	-	(2)	-	12	-	-	10

Balance - March 31, 2008	$24	$10,127	$9,379	$(874)	$-	$(1)	$18,655

Balance - December 31, 2008	$24	$10,112	$9,787	$(840)	$(284)	$(5)	$18,794

Comprehensive income:
Net income	-	-	193	-	-	-	193
Other comprehensive income	-	-	-	-	-	-	-
Total Comprehensive Income							193

Treasury stock purchase (7,061 shares)	-	-	-	-	(27)	-	(27)
ESOP shares committed to be released (1,167 shares)	-	(7)	-	12	-	-	24

Balance - March 31, 2009	$24	$10,105	$9,980	$(828)	$(311)	$(5)	$18,965

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$193	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62	60
Provision for loan losses	160	26
Amortization of mortgage servicing rights	48	36
Net accretion of securities premiums and discounts	(2)	(1)
Net gain on sale of loans	(205)	(34)
Loans originated for sale	(11,179)	(3,405)
Proceeds from sale of loans	10,124	3,717
ESOP expense	5	10
Increase in accrued interest receivable and other assets	(211)	(167)
Decrease in accrued interest payable and other liabilities	(907)	(565)
Net Cash Used by Operating Activities	(1,912)	(166)

Cash Flows from Investing Activities
Activity in held to maturity securities:
Maturities, calls and principal repayments	71	75
Net increase in loans receivable	(365)	(2,808)
Net (increase) decrease in Federal Home Loan Bank stock	22	(51)
Purchases of bank premises and equipment	(3)	(17)
Net Cash Used by Investing Activities	(275)	(2,801)

Cash Flows from Financing Activities
Net increase in deposits	3,234	1,309
Net increase (decrease) in Federal Home Loan Bank advances	(1,050)	1,075
Decrease in advances from borrowers for taxes and insurance	(114)	(110)
Treasury stock purchased	(27)	-

Net Cash Provided by Financing Activities	2,043	2,274

Net Decrease in Cash and Cash Equivalents	(144)	(693)

Cash and Cash Equivalents - Beginning	3,203	4,013

Cash and Cash Equivalents - Ending	$3,059	$3,320

Supplementary Cash Flows Information

Interest paid	$639	$711

Income taxes paid	$236	$219

Supplemental Schedule of Noncash Investing Activities
Loans transferred to foreclosed real estate	$83	$-

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2008 and 2007, included in its annual report on Form 10-K.

The unaudited consolidated financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Minority Stock Issuance

On June 28, 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company.  In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”), resulting in net proceeds of approximately $9.1 million after offering expenses and ESOP.  At March 31, 2009, 56.3% of the Company’s outstanding common stock, or 1,309,275 shares, were owned by Hometown Bancorp MHC.  Costs of approximately $717,000 were incurred in connection with the stock offering and were deducted from the gross offering proceeds.

Note 3 – Directors’ Retirement Plan

Effective March 2007, the Bank adopted an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Service cost	$12	$11
Interest cost	2	1
Amortization of past service liability	1	1
Net periodic pension expense	$15	$13

Note 4 – Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and gains and losses and past

Index

service liabilities for pension plans, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March, 31
	2009	2008
	(In Thousands)

Unrealized holding gains (losses) on securities available for sale	$(3)	$12

Reclassification adjustment for Directors’ retirement plan pension gains and past service liability recognized in pension expense	1	1

Other comprehensive income (loss) before tax	(2)	13

Income tax effect (benefit)	2	(5)

Net of Tax Amount	$-	$8

   At March 31, 2009 and 2008, the components of accumulated other comprehensive loss are as follows:

	2009	2008
	(In Thousands)
Unrealized gain on securities available for sale (net of tax effect 2009 $0; 2008 $6)	$-	$9

Net losses and past service liability for the Directors’ retirement plan (net of tax effect 2009 ($2); 2008 ($6))	(5)	(10)

	$(5)	$(1)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

On June 28, 2008, the Bank established an ESOP which acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP in annual payments through 2027 at a fixed interest rate of 8.25%. Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation benefit expense as shares are committed for release at the current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated shares will be recorded as a reduction of retained earnings and dividends on unallocated shares will be recorded as a reduction of debt. The Company committed to release 1,167 shares to the ESOP during the three months ended March 31, 2009 and 2008, respectively. The Company recognized $5,000 and $10,000 of compensation expense related to this plan for the three months ended March 31, 2009 and 2008, respectively. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Index

Note 6 – Earnings Per Share

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2009 and 2008, had no potentially dilutive common stock equivalents. Unallocated shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

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

For financial assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Securities available for sale	$999	$-	$999	$-
Forward sales contract	$78	$-	$78	$-

Index

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:
Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Securities available for sale	$1,002	$-	$1,002	$-

Fair values of available for sale securities are based on quoted market prices of comparable instruments. When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing. Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

The Company enters into forward sales contracts to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other assets or other liability section of the consolidated balance sheet. The fair value of these forward sales contracts is primarily measured by obtaining pricing from certain government-sponsored entities. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company and therefore, are classified as Level 2 in the fair value hierarchy.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	Carry Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$1,057	$-	$-	$1,057
Foreclosed real estate	$83	$-	$-	$83

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Carry Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$1,067	$-	$-	$1,067

Index

Fair value of impaired loans is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances as determined under SFAS No. 114. At March 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.1 million, net of a valuation allowance of $422,000. At December 31, 2008, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.1 million, net of a valuation allowance of $432,000.

Assets taken in foreclosure of defaulted loans are primarily comprised of residential real property and are generally measured at the lower of cost or fair value less cost to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurements during the three months ended March 31, 2009 that were still held by the Company as of that date were $83,000.

Note 9 - Recent Accounting Pronouncements

FSP FAS 157-4

In April 2009, FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to

Index

sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Note 10 – Subsequent Event

On April 20, 2009, the Board of Directors declared its first quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend will be payable to stockholders of record as of May 1, 2009, and will be paid on or about May 15, 2009.

Index

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment

Index

include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial, commercial real estate, construction and land loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement or are non-performing.

General

Walden Federal operates from six offices in Orange County, New York. As part of the Bank’s growth strategy to expand its presence in other selected markets in Orange County, the Bank opened its sixth office in the Town of Newburgh in 2007. Walden Federal is primarily engaged in the business of attracting deposits from the general public and using those funds to originate one- to four-family real estate, multi-family and commercial real estate loans and construction, land, commercial and consumer loans, which, with the exception of long-term (more than 10 year term) fixed-rate one- to four-family real estate loans, we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer insurance and investment services through Walden Federal.

Balance Sheet Analysis

Overview.  Total assets increased $1.3 million, or 0.9%, to $151.7 million at March 31, 2009, reflecting the results of our branch expansion and the growth of our loan portfolio.  In the three months ended March 31, 2009, the loan portfolio grew $1.4 million, or 1.0%, which includes loans held for sale, with the growth concentrated primarily in the land and non-residential mortgage loan portfolios.

Asset growth during the three months ended March 31, 2009 was primarily funded through an increase in deposits.  During the three months ended March 31, 2009, deposits grew $3.2 million or 2.6% to $128.0 million at March 31, 2009. The increase in deposits was primarily due to our branch expansion.  We had borrowings at March 31, 2009, of $3.3 million, consisting of FHLB advances, as compared to $4.4 million at December 31, 2008. Cash and cash equivalents decreased by $144,000 to $3.1 million at March 31, 2009.

Total stockholders’ equity increased $171,000 during the three months ended March 31, 2009 to $19.0 million due primarily to net income of $193,000, partially offset by common stock repurchases of approximately $27,000.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Loans.  At March 31, 2009, total loans, net, were $139.4 million, or 91.9% of total assets as compared with $138.0 million or 91.8% of total assets at December 31, 2008.  In the three months ended March 31, 2009, the loan portfolio grew $1.4 million, or 1.0%, primarily comprised of increases in land loans which increased by $1.3 million, commercial mortgage loans which increased by $804,000, and commercial business loans which  increased by $230,000, offset by a decrease in one-to four-family residential real estate loans which decreased by $810,000.  The decline in the one-to four-family residential real estate loans was primarily due to refinancing of portfolio loans into the secondary market. The Bank does not make or hold any subprime loans.

Index

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more as of March 31, 2009 or December 31, 2008.

(Dollars in thousands)	March 31, 2009	December 31, 2008
Nonaccrual loans:
One- to four-family residential real estate	$1,742	$2,384
Construction	1,394	959
Multi-family and commercial real estate	880	360
Land	935	935
Commercial	318	318
Consumer	—	18
Total	5,269	4,974

Foreclosed real estate	83	—
Other nonperforming assets	—	—
Total nonperforming assets	5,352	4,974
Troubled debt restructurings	285	285
Troubled debt restructurings and total nonperforming assets	$5,637	$5,259

Total nonperforming loans to total loans	3.74%	3.57%
Total nonperforming loans to total assets	3.47	3.31
Total nonperforming assets and troubled debt restructurings to total assets	3.72	3.50

The $5.3 million in nonperforming loans at quarter end were comprised of $1.7 million in one-to four-family residential real estate loans, $1.2 million of loans extended to a residential subdivision which are divided in the land, construction and commercial categories, three loans to builders for construction of unsold homes totaling $1.1 million, $391,000 of land loans, primarily for a residential subdivision and $880,000 of commercial real estate loans.

Securities.  The investment securities portfolio was $2.4 million, or 1.6% of total assets, at March 31, 2009 compared to $2.5 million or 1.7% of total assets, at December 31, 2008.  Our investment portfolio consists primarily of U.S. Government and agency securities and GNMA and FHLMC mortgage-backed securities. The decrease of $71,000 in investment securities was primarily due to principal repayments on the mortgage-backed securities.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the three months ended March 31, 2009, deposits grew $3.2 million or 2.6% to $128.0 million at March 31, 2009. The increase in deposits was primarily in savings accounts which increased by $1.8 million, certificates of deposit which increased by $1.1 million and non-interest checking which increased by $1.1 million, offset by a decrease in money market accounts of approximately $672,000.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments.  We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position.  The Bank had $6.0 million in average balances in borrowings during the three month period ended March 31, 2009. We had borrowings at March 31, 2009 of $3.3 million compared with $4.4 million at December 31, 2008.

Stockholders’ Equity.  Total stockholders’ equity increased $171,000 from $18.8 million at December 31, 2008 to $19.0 million at March 31, 2009. Equity increased primarily due to earnings of $193,000 for the three months ended March 31, 2009, partially offset by common stock repurchases of approximately $27,000.

Index

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Financial Highlights. Net income increased $36,000, or 22.9%, to $193,000 for the three months ended March 31, 2009 compared to $157,000 for the same period in the prior year.  The increase reflected an increase in the mortgage banking income as a result of increased originations of residential mortgage loans sold into the secondary market and an increase in net interest income, partially offset by an increase to the provision for loan losses and non-interest income.

Net Interest Income.  Net interest income increased by $118,000, or 8.2%, to $1.6 million for the three months ended March 31, 2009 compared to $1.4 million for the prior year period, primarily as a result of a reduction in interest expense partially offset by a decrease in interest income on loans, securities and other interest income.

Interest income on loans decreased $10,000, or 0.5%, to $2.1 million during the three months ended March 31, 2009 as the average yield on the loan portfolio decreased 89 basis points to 6.10% for the three months ended March 31, 2009, offset by the  average balance of the loan portfolio which grew $17.1 million, or 14.1%, to $139.1 million. Loan growth was driven primarily by an increase in land and commercial mortgage loans, offset by a decrease in one- to four-family residential real estate loans. The decrease in the average yield on loans was mostly the result of the decreases in market interest rates, as the prime rate decreased from 5.25% at March 31, 2008 to 3.25% at March 31, 2009.

Interest income on investment securities decreased $9,000 for the three months ended March 31, 2009 to $21,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the three months ended March 31, 2009 to $2.5 million compared to $2.8 million in the prior year period. The average yield on investment securities decreased 97 basis points to 3.39% for the three months ended March 31, 2009.

The average yield of total interest-earning assets decreased 92 basis points to 5.98% for the three months ended March 31, 2009, offset by the average balance of total interest-earning assets which grew $16.9 million, or 13.4%, to $143.5 million.

Interest expense decreased from $735,000 for the three months ended March 31, 2008, to $581,000 for the three months ended March 31, 2009, a decrease of $154,000, or 21.0%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 2.09%, for the three months ended March 31, 2009, compared to 3.07% for the three months ended March 31, 2008. The decrease in yields on deposits was offset by an increase in the average balance of interest-bearing deposits during the three months ended March 31, 2009 of $12.2 million, or 12.8% to $107.5 million, compared with $95.3 million in the prior year period, due primarily to an increase in average balances of certificates of deposit of $10.4 million, money market accounts of $615,000 and savings and interest-bearing demand deposit accounts of $1.2 million.

Interest expense on borrowings increased to $18,000 for the three months ended March 31, 2009 compared to $4,000 for the prior year period. The average balance of borrowings during the three months ended March 31, 2009 increased $5.4 million, to $6.0 million, compared with $568,000 in the prior year period. The average cost of borrowings decreased 161 basis points to 1.21%, for the three months ended March 31, 2009, compared to 2.82% for the three months ended March 31, 2008.

For the three months ended March 31, 2009, our net interest margin decreased 21 basis points to 4.36% from 4.57% for the prior year period. The interest rate spread increased by 10 basis points to 3.93% for the three months ended March 31, 2009 from 3.83% for the prior year period.  The increase in our net interest rate spread for the quarter was primarily due to the recent decline in short-term interest rates implemented by the Federal Open Market Committee, resulting in the downward repricing of many of the Company’s interest-earning assets and interest-bearing liabilities.

Index

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$139,090	$2,122	6.10%	$121,946	$2,132	6.99%
Investment securities	2,477	21	3.39	2,751	30	4.36
Other interest-earning assets	1,904	3	0.63	1,854	20	4.31
Total interest-earning assets	143,471	2,146	5.98	126,551	2,182	6.90

Non-interest-earning assets	6,880			5,968
Total assets	$150,351			$132,519

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,587	4	0.24	$5,979	4	0.27
Money market accounts	11,550	32	1.11	10,935	55	2.01
Savings accounts	14,290	20	0.56	13,701	21	0.61
Certificates of deposit	75,122	507	2.70	64,692	651	4.03
Borrowings	5,951	18	1.21	568	4	2.82
Total interest-bearing liabilities	113,500	581	2.05	95,875	735	3.07

Non-interest-bearing demand deposits	16,006			16,123
Other non-interest-bearing liabilities	1,975			1,878
Total liabilities	131,481			113,876

Stockholders’ equity	18,870			18,643
Total liabilities and stockholders’ equity	$150,351			$132,519

Net interest income		$1,565			$1,447
Interest rate spread			3.93			3.83
Net interest margin			4.36			4.57
Average interest-earning assets to average interest-bearing liabilities	126.41%			132.00%

Provision for Loan Losses.  The provision for loan losses was $160,000 for the three months ended March 31, 2009 compared to $26,000 for the three months ended March 31, 2008.  The increase in the provision reflected the increase in the levels of nonperforming loans and weakening economic conditions in our market area. Nonperforming loans as a percentage of total loans increased from 3.57% at December 31, 2008, to 3.74% as of March 31, 2009, primarily because of an increase of $295,000 in nonperforming loans to $5.3 million as of March 31, 2009. There were net charge-offs of $37,000 for the current quarter compared to $1,000 in the prior year period.

Non-Interest Income.  Non-interest income increased $168,000, or 43.9%, to $551,000 for the three months ended March 31, 2009 as compared to the prior year period.  The primary reason for the increase in non-interest income for the three months ended March 31, 2009, was an increase in mortgage banking income, net, of $173,000 for the three months ended March 31, 2009 as compared to the same period in 2008. This was a result of realized and unrealized gains on the sale of mortgage loans due to increased volume of loans sold and unfunded loans committed to be sold, as refinance activity grew in the current low mortgage interest rate environment. This was offset by decreases in banking fees and service charges of $17,000 as a result of customer preference for service charge free accounts and the competitive banking environment for core deposits.

Non-Interest Expenses.  Non-interest expenses increased $94,000, or 6.1%, to $1.6 million, for the three months ended March 31, 2009 as compared to the prior year period. The primary reason for the increase in

Index

non-interest expenses during the comparable periods was primarily due to salary and medical premium increases of approximately $64,000. In addition, occupancy and equipment expense increased by $21,000 and advertising and marketing expense decreased by $25,000. The FDIC deposit insurance premiums increased by $21,000 in the first quarter of 2009 compared to the first quarter of 2008. Additionally, the Federal Deposit Insurance Corporation issued an interim rule that would impose a special assessment on June 30, 2009, which would be collected on September 30, 2009. The impact of this special 20 basis point assessment based on deposits at March 31, 2009 would be approximately $263,000. Future special assessments could also be assessed.

Income Tax Expense. The income tax expense was $122,000 for the three months ended March 31, 2009 as compared to $100,000 for the three months ended March 31, 2008. Higher levels of pre-tax income have resulted in an increase in income tax expense. The effective tax rate was 38.7% for the three months ended March 31, 2009 and 38.9% for the three months ended March 31, 2008.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $3.1 million.  In addition, at March 31, 2009, we had arrangements to borrow up to $26.9 million from the Federal Home Loan Bank of New York.  On March 31, 2009, we had short-term advances outstanding of $3.3 million.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2009, we had $20.1 million in loan commitments outstanding, which primarily consisted of $3.3 million in unadvanced portions of construction loans, $3.4 million in net commitments to fund one- to four-family residential real estate loans, $845,000 in commercial real estate and business loans, $2.5 million in unused home equity lines of credit and $8.7 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2009 totaled $75.8 million, or 98.4% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

Index

On July 28, 2008, the Company announced that it approved a stock repurchase program to purchase up to 5% of its outstanding shares (excluding shares held by Hometown Bancorp, MHC, the Company’s mutual holding company), or up to 53,561 shares for a period of up to 12 months. On March 10, 2009, we announced that we completed the stock repurchase of all 53,561 shares. Details of repurchases made in the first quarter of 2009 are included in Part II. Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

For the three months ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings

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

On July 28, 2008, the Board of Directors of the Company announced a stock repurchase program pursuant to which the Company intended to purchase up to 5% of its outstanding shares (excluding shares held by Hometown Bancorp, MHC, the Company’s mutual holding company), or up to 53,561 shares for a period up to 12 months. On March 10, 2009, we completed the stock repurchase of all 53,561 shares.

The table below sets forth the information with respect to purchases made by or on behalf of Hometown Bancorp, Inc. or any ‘affiliated purchaser’ (as defined in Rule 240.10b-18(a)(3)) under Regulation S-K, of common stock during the quarter ended March 31, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	-	$-	46,500	7,061
February 1 through February 28	-	$-	46,500	7,061
March 1 through March 31	7,061	$3.79	53,561	-

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Hometown Bancorp, Inc. (1)

3.2	Bylaws of Hometown Bancorp, Inc. (2)

Index

4.0	Stock Certificate of Hometown Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification
_________________________________________
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

HOMETOWN BANCORP, INC.

Dated: May 15, 2009	By:	/s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: May 15, 2009	By:	/s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and
Chief Financial Officer
(principal financial and accounting officer)