Form 10-Q
period 2009-06-30
Hometown Bancorp,Inc.
filed 2009-08-14
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐                       No ☒

As of August 14, 2009 there were 2,326,939 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008
	(Dollars in Thousands, Except Share Data)
Assets
Cash and due from banks	$6,296	$2,915
Interest earning demand deposits with banks	447	288
Cash and cash equivalents	6,743	3,203

Securities available for sale	1,004	1,002
Securities held to maturity (fair value at June 30, 2009 $1,405; and at December 31, 2008 $1,530)	1,369	1,509
Loans held for sale	1,728	106
Loans receivable, net of allowance for loan losses (at June 30, 2009 $1,594; and at December 31, 2008 $1,347)	134,090	137,868
Premises and equipment, net	4,146	4,087
Restricted investments in bank stocks, at cost	326	395
Foreclosed real estate	949	-
Accrued interest receivable and other assets	2,265	2,199

Total Assets	$152,620	$150,369
Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$19,347	$16,947
Interest bearing	111,989	107,792
Total Deposits	131,336	124,739

Federal Home Loan Bank advances	-	4,375
Advances from borrowers for taxes and insurance	927	708
Accrued interest payable	37	143
Other liabilities	1,330	1,610
Total Liabilities	133,630	131,575

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; 2,380,500 shares issued	24	24
Paid-in capital	10,099	10,112
Retained earnings	9,996	9,787
Unearned ESOP shares, at cost	(817)	(840)
Treasury stock, at cost, 53,561 shares at June 30, 2009 and 46,500 at December 31, 2008	(311)	(284)
Accumulated other comprehensive loss	(1)	(5)
Total Stockholders’ Equity	18,990	18,794

Total Liabilities and Stockholders’ Equity	$152,620	$150,369

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest Income
Loans receivable, including fees	$2,051	$2,101	$4,173	$4,233
Securities, taxable	18	29	39	59
Other	8	19	11	39
Total Interest Income	2,077	2,149	4,223	4,331

Interest Expense
Deposits	528	551	1,091	1,282
Federal Home Loan Bank advances	2	17	20	21
Total Interest Expense	530	568	1,111	1,303

Net Interest Income	1,547	1,581	3,112	3,028

Provision for Loan Losses	158	74	318	100

Net Interest Income after Provision for Loan Losses	1,389	1,507	2,794	2,928

Non-interest Income
Banking fees and service charges	278	280	518	537
Mortgage banking income, net	295	74	561	167
Investment brokerage fees	17	16	34	33
Other	20	90	48	106
Total Non-interest Income	610	460	1,161	843

Non-interest Expenses
Salaries and employee benefits	1,032	965	2,018	1,887
Occupancy and equipment	181	177	382	357
Professional fees	89	121	161	184
Advertising and marketing	30	57	55	113
Data processing	145	137	290	265
Telephone and postage	52	51	103	91
FDIC premium	195	17	219	31
Other	173	121	310	265
Total Non-interest Expenses	1,897	1,646	3,538	3,193

Income before Income Taxes	102	321	417	578

Income Tax Expense	40	119	162	219

Net Income	$62	$202	$255	$359

Net Income per common share- basic	$0.03	$0.09	$0.11	$0.16
Weighted average number of common shares outstanding – basic	2,244	2,293	2,246	2,292
Dividends per share	$0.02	-	$0.02	-

See notes to consolidated financial statements.

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2009 and 2008
(In Thousands, except share data)
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2007	$24	$10,129	$9,222	$(886)	$-	$(9)	$18,480

Comprehensive income:
Net income	-	-	359	-	-	-	359
Other comprehensive income, net of tax	-	-	-	-	-	5	5
Total Comprehensive Income							364

ESOP shares committed to be released (2,333 shares)	-	(7)	-	23	-	-	16

Balance - June 30, 2008	$24	$10,122	$9,581	$(863)	$-	$(4)	$18,860

Balance - December 31, 2008	$24	$10,112	$9,787	$(840)	$(284)	$(5)	$18,794

Comprehensive income:
Net income	-	-	255	-	-	-	255
Other comprehensive income, net of tax	-	-	-	-	-	4	4
Total Comprehensive Income							259

Treasury stock purchase (7,061 shares)	-	-	-	-	(27)	-	(27)
Cash dividends declared ($0.02 per share)			(46)				(46)
ESOP shares committed to be released (2,333 shares)	-	(13)	-	23	-	-	10

Balance - June 30, 2009	$24	$10,099	$9,996	$(817)	$(311)	$(1)	$18,990

See notes to consolidated financial statements

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$255	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	137	119
Provision for loan losses	318	100
Amortization of mortgage servicing rights	97	76
Net accretion of securities premiums and discounts	(2)	(1)
Net gain on sale of loans	(384)	(63)
Loans originated for sale	(28,581)	(6,672)
Proceeds from sale of loans	27,343	7,263
ESOP expense	10	16
Increase in accrued interest receivable and other assets	(165)	(392)
Decrease in accrued interest payable and other liabilities	(384)	(234)
Net Cash Provided (Used) by Operating Activities	(1,356)	571

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(750)	-
Maturities, calls and principal repayments	894	174
Net (increase) decrease in loans receivable	2,511	(5,931)
Net (increase) decrease in restricted investment in bank stocks	69	(184)
Purchases of bank premises and equipment	(196)	(57)
Net Cash Provided (Used) by Investing Activities	2,528	(5,998)

Cash Flows from Financing Activities
Net increase in deposits	6,597	2,130
Net increase (decrease) in short-term Federal Home Loan Bank advances	(4,375)	3,000
Increase in advances from borrowers for taxes and insurance	219	250
Dividends paid	(46)	-
Treasury stock purchased	(27)	-

Net Cash Provided by Financing Activities	2,368	5,380

Net Increase (Decrease) in Cash and Cash Equivalents	3,540	(47)

Cash and Cash Equivalents - Beginning	3,203	4,013
Cash and Cash Equivalents - Ending	$6,743	$3,966
Supplementary Cash Flows Information
Interest paid	$1,217	$1,385

Income taxes paid	$586	$342

Supplemental Schedule of Noncash Investing Activities
Loans transferred to foreclosed real estate	$949	$-

See notes to consolidated financial statements

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2008 and 2007, included in its annual report on Form 10-K.

The unaudited consolidated financial statements at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein, August 14, 2009.

Note 2 – Minority Stock Issuance

On June 28, 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company.  In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”), resulting in net proceeds of approximately $9.1 million after offering expenses and ESOP.  At June 30, 2009, 56.3% of the Company’s outstanding common stock, or 1,309,275 shares, were owned by Hometown Bancorp MHC.  Costs of approximately $717,000 were incurred in connection with the stock offering and were deducted from the gross offering proceeds.

Note 3 – Directors’ Retirement Plan

Effective March 2007, the Bank adopted an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Service cost	$24	$22
Interest cost	4	2
Amortization of past service liability	2	2
Net periodic pension expense	$30	$26

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

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June, 30		Six Months Ended June, 30
	2009	2008	2009	2008
	(In Thousands)
Unrealized holding gains (loss) on securities available for sale	$5	$(7)	$2	$5

Reclassification adjustment for Directors’ retirement plan pension gains and past service liability recognized in pension expense	1	2	3	2

Other comprehensive income (loss) before tax	6	(5)	5	7

Income tax effect	(2)	2	(1)	(2)

Net of Tax Amount	$4	$(3)	$4	$5

   At June 30, 2009 and 2008, the components of accumulated other comprehensive loss is as follows:

	June 30, 2009	June 30, 2008
	(In Thousands)
Unrealized gain on securities available for sale (net of tax effect 2009 $1; 2008 $3)	$3	$5

Net losses and past service liability for the Directors’ retirement plan (net of tax effect 2009 ($3); 2008 ($6))	(4)	(9)

	$(1)	$(4)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

On June 28, 2007, the Bank established an ESOP which acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP in annual payments through 2027 at a fixed interest rate of 8.25%. Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation benefit expense as shares are committed for release at the current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated shares will be recorded as a reduction of retained earnings and dividends on unallocated shares will be recorded as a reduction of debt. The Company committed to release 2,333 shares to the ESOP during the six months ended June 30, 2009 and 2008, respectively. The Company recognized $10,000 and $16,000 of compensation expense related to this plan for the six months ended June 30, 2009 and 2008, respectively. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 – Earnings Per Share

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the six months ended June 30, 2009 and 2008, had no potentially dilutive common stock equivalents. Unallocated shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

Note 7 – Dividends

On April 20, 2009, the Board of Directors declared its first quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend reflects an annual cash dividend rate of $0.08 per share. The dividend was payable to stockholders of record as of May 1, 2009, and was paid on May 15, 2009.

Note 8 – Estimates

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

Note 9 - Recent Accounting Pronouncements

FSP FAS 166

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166).  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (FIN 46(R)) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

FSP FAS 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).  This statement amends FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

FSP FAS 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168).   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Effective June 30, 2009, the Company has adopted this new pronouncement. See Note 10 to the consolidated financial statements for further details.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Effective June 30, 2009, the Company has adopted this new pronouncement. See Note 11 to the consolidated financial statements for further details.

Note 10 – Securities

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:

June 30, 2009:
U.S. Government agencies	$1,000	$4	$-	$1,004

December 31, 2008:
U.S. Government agencies	$1,000	$2	$-	$1,002

Held to Maturity:

June 30, 2009:
U.S. Government agencies	$750	$1	$-	$751
Mortgage-backed securities	619	35	-	654
	$1,369	$36	$-	$1,405
December 31, 2008:
U.S. Government agencies	$750	$6	$-	$756
Mortgage-backed securities	759	18	3	774
	$1,509	$24	$3	$1,530

The amortized cost and fair value of securities as of June 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the borrowers may have the right to prepay obligations with or without any penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,000	1,004	750	751
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed securities	-	-	619	654
	$1,000	$1,004	$1,369	$1,405

At June 30, 2009, the Company had no securities in an unrealized loss position. The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008:
Held to Maturity:
Mortgage-backed securities	$-	$-	$88	$3	$88	$3
	$-	$-	$88	$3	$88	$3

At December 31, 2008, the Company had one security in an unrealized loss position for 12 months or more.  In management’s opinion, the decline in fair value was due only to interest rate fluctuations.  As the Company had the intent and ability to hold the investment until maturity and does expect to recover the amortized cost basis, it was not deemed to be other-than-temporarily impaired. The individual unrealized loss was not significant.

There were no sales of investments for the six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, securities with a carrying value of $300,000 and $500,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Note 11 – Fair Value Measurements and Fair Value of Financial Instruments

The FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy under SFAS No. 157 are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Securities available for sale	$1,004	$-	$1,004	$-
Forward sales contract	$21	$-	$21	$-

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

The Company enters into forward sales contracts to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other assets or other liability section of the consolidated balance sheets. The fair value of these forward sales contracts is primarily measured by obtaining pricing from certain government-sponsored entities. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company and therefore, are classified as Level 2 in the fair value hierarchy.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

Description	Carry Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$879	$-	$-	$879
Foreclosed real estate	$949	$-	$-	$949

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

Fair value of impaired loans is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances as determined under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS No. 114). At June 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $879,000, net of a valuation allowance of $532,000. For the six months ended June 30, 2009, $100,000 was added to the provision for loan losses for impaired loans. At December 31, 2008, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.1 million, net of a valuation allowance of $432,000.

Assets taken in foreclosure of defaulted loans are primarily comprised of residential real property and are generally measured at the lower of cost or fair value less cost to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurements during the six months ended June 30, 2009 that were still held by the Company as of that date were $949,000.

Cash and Cash Equivalents

The carrying amounts reported in the balance sheets for these instruments approximate the fair value.

Securities

Fair values of available for sale securities are based on quoted market prices of comparable instruments. When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing. Matrix prices, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Held for Sale

Fair values for loans held for sale are based on existing commitments from investors or prevailing market prices.

Loans Receivable

For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, fair values are based on carrying values.  The fair value of fixed-rate loans are estimated using discounted cash flow analyses at interest rates currently offered in the market for loans with similar terms to borrowers of similar credit quality.

Impaired Loans

Impaired loans are those that are accounted for under SFAS No. 114, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.

Restricted Investments in Bank Stock

The carrying amount of Federal Home Loan Bank and Atlantic Central Bankers Bank stock approximates fair value.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Deposits

Fair values for demand deposits, savings accounts and certain money market deposits are, by definition, equal to the amount payable on demand at the reporting date.  Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on similar instruments with similar maturities.

Federal Home Loan Bank Advances

The carrying amount of Federal Home Loan Bank Advances approximates fair value.

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and present credit worthiness of the counterparties.  At June 30, 2009 and December 31, 2008, the fair value of these instruments was not material.

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,743	$6,743	$3,203	$3,203
Securities available for sale	1,004	1,004	1,002	1,002
Securities held to maturity	1,369	1,405	1,509	1,530
Loans held for sale	1,728	1,728	106	106
Loans receivable, net	134,090	138,491	137,868	141,879
Restricted investments in bank stock	326	326	395	395
Accrued interest receivable	645	645	661	661

Financial liabilities:
Non-interest bearing demand accounts	19,347	19,347	16,947	16,947
NOW accounts	6,629	6,629	6,644	6,644
Money market accounts	10,777	10,777	11,579	11,579
Savings accounts	16,276	16,276	13,561	13,561
Certificates of deposit	78,307	78,715	76,008	76,754
Federal Home Loan Bank advances	-	-	4,375	4,375
Accrued interest payable	37	37	143	143

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 12 – Subsequent Event

On July 16, 2009, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend will be payable to stockholders of record as of July 31, 2009, and will be paid on or about August 14, 2009. Hometown Bancorp MHC which holds approximately 56.3% of the Company’s total outstanding shares will waive receipt of the dividend on its shares.

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

General

Walden Federal operates from six offices in Orange County, New York. As part of the Bank’s growth strategy to expand its presence in other selected markets in Orange County, the Bank opened its sixth office in the Town of Newburgh in 2007. Walden Federal is primarily engaged in the business of attracting deposits from the general public and using those funds to originate one- to four-family real estate, multi-family, commercial real estate, construction, land, commercial business and consumer loans, which, with the exception of long-term (more than 10 year term) fixed-rate one- to four-family real estate loans, we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer insurance and investment services through Walden Federal.

Balance Sheet Analysis

Overview.  Total assets increased $2.3 million, or 1.5%, to $152.6 million at June 30, 2009, reflecting the increase in our cash and cash equivalents and foreclosed assets which was offset by a reduction in loans.  In the six months ended June 30, 2009, cash and cash equivalents increased $3.5 million, which was primarily the result of the increase in deposits and repayments on residential mortgage loans.

Asset growth during the six months ended June 30, 2009 was primarily funded through an increase in deposits.  During the six months ended June 30, 2009, deposits grew $6.6 million or 5.3% to $131.3 million at June 30, 2009. The increase in deposits was primarily due to the growth of our newer branches. During the six months ended June 30, 2009 we paid off all of our borrowings which were approximately $4.4 million at December 31, 2008, as a result of the increase in our deposits. Loans, net, (includes loans held for sale) decreased $2.2 million, or 1.6%, from $138.0 million at December 31, 2008 to $135.8 million at June 30, 2009.

Total stockholders’ equity increased $196,000 during the six months ended June 30, 2009 to $19.0 million at June 30, 2009 due primarily to net income of $255,000, partially offset by dividend payments of $46,000 and common stock repurchases of approximately $27,000.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Loans.  At June 30, 2009, total loans, net, (includes loans held for sale) were $135.8 million, or 89.0% of total assets as compared with $138.0 million or 91.8% of total assets at December 31, 2008.  In the six months ended June 30, 2009, the loan portfolio decreased by $2.2 million, or 1.6%. The primary reasons for the loan decline during 2009 were decreases of $2.8 million in residential mortgages and $658,000 in construction loans, offset by increases of $531,000 in land loans, $348,000 in commercial mortgage loans and $646,000 in commercial business loans. The decline in the one-to four-family residential real estate loans was primarily due to refinancing of portfolio loans into the secondary market. The Bank does not make or hold any subprime loans.

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more as of June 30, 2009 or as of December 31, 2008.

(Dollars in thousands)	June 30, 2009	December 31, 2008
Nonaccrual loans:
One- to four-family residential real estate	$1,682	$2,384
Construction	1,394	959
Multi-family and commercial real estate	529	360
Land	477	935
Commercial	318	318
Consumer	—	18
Total	4,400	4,974

Foreclosed real estate	949	—
Other nonperforming assets	—	—
Total nonperforming assets	5,349	4,974
Troubled debt restructurings	285	285
Troubled debt restructurings and total nonperforming assets	$5,634	$5,259

Total nonperforming loans to total loans	3.20%	3.57%
Total nonperforming loans to total assets	2.88	3.31
Total nonperforming assets and troubled debt restructurings to total assets	3.69	3.50

The $4.4 million in nonperforming loans at June 30, 2009 were comprised of $1.7 million in one-to four-family residential real estate loans, $1.1 million of loans extended to a residential subdivision which are divided in the land, construction and commercial categories, three loans to builders for construction of unsold homes totaling $1.1 million and $529,000 of commercial real estate loans.

Foreclosed assets totaled $949,000 at June 30, 2009 compared to none at December 31, 2008. Foreclosed assets consist of two residential properties, one residential building lot and one commercial office building.

Non-performing assets totaled $5.3 million or 3.50% of total assets at June 30, 2009 compared to $5.0 million or 3.31% of total assets at December 31, 2008.

Securities.  The investment securities portfolio was $2.4 million, or 1.6% of total assets, at June 30, 2009 compared to $2.5 million or 1.7% of total assets, at December 31, 2008.  Our investment portfolio consists primarily of U.S. Government and agency securities and GNMA and FHLMC mortgage-backed securities. The decrease of $138,000 in investment securities during the first six months of 2009 was primarily due to principal repayments on the mortgage-backed securities.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the six months ended June 30, 2009, deposits grew $6.6 million or 5.3% to $131.3 million at June 30, 2009, primarily from deposit growth in our newest branches. The increase in deposits was primarily in savings accounts which increased by $2.7 million, certificates of deposit which increased by $2.3 million and non-interest checking which increased by $2.4 million, offset by a decrease in money market accounts of approximately $802,000.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments.  We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position.  The Bank had $3.5 million in average balances in borrowings during the six month period ended June 30, 2009. We had no borrowings at June 30, 2009 compared with $4.4 million at December 31, 2008.

Stockholders’ Equity.  Total stockholders’ equity increased $196,000 from $18.8 million at December 31, 2008 to $19.0 million at June 30, 2009. Equity increased primarily due to earnings of $255,000 for the six months ended June 30, 2009, partially offset by dividend payments of $46,000 and common stock repurchases of approximately $27,000.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Financial Highlights. Net income decreased $140,000 to $62,000 for the three months ended June 30, 2009 compared to $202,000 for the same period in the prior year.  The primary reason for the decrease in earnings for the quarter ended June 30, 2009 was an increase in the Bank’s FDIC deposit insurance base assessment and the FDIC Special Assessment, an increase in provision for loan losses, increases in non-interest expenses relating to salary and employee benefits and a decrease in net interest income, partially offset by an increase in mortgage banking income as a result of increased originations of residential mortgage loans sold into the secondary market.

Net Interest Income.  Net interest income decreased by $34,000, or 2.2%, to $1.5 million for the three months ended June 30, 2009 compared to $1.6 million for the prior year period, primarily as a result of a decrease in interest income on loans, securities and other interest income, partially offset by a reduction in interest expense on deposits and borrowing.

The average yield of total interest-earning assets decreased 78 basis points to 5.82% for the three months ended June 30, 2009, offset by the average balance of total interest-earning assets which grew $12.5 million, or 9.6%, to $142.8 million for the three months ended June 30, 2009.

Interest income on loans decreased $50,000, or 2.4%, to $2.1 million during the three months ended June 30, 2009 as the average yield on the loan portfolio decreased 80 basis points to 5.91% for the three months ended June 30, 2009, partially offset by the  average balance of the loan portfolio which grew $13.4 million, or 10.7%, to $138.7 million. Loan growth was driven primarily by an increase in land, commercial mortgage loans and commercial business loans, offset by a decrease in residential mortgages. The decrease in the average yield on loans was mostly the result of the decreases in market interest rates, as the prime rate decreased from 5.25% at June 30, 2008 to 3.25% at June 30, 2009.

Interest income on investment securities decreased $11,000 for the three months ended June 30, 2009 to $18,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the three months ended June 30, 2009 to $2.3 million compared to $2.7 million in the prior year period. The average yield on investment securities decreased 127 basis points to 3.09% for the three months ended June 30, 2009.

Interest expense on deposits decreased from $551,000 for the three months ended June 30, 2008, to $528,000 for the three months ended June 30, 2009, a decrease of $23,000, or 4.2%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 1.89%, for the three months ended June 30, 2009, compared to 2.30% for the three months ended June 30, 2008. The decrease in average cost on deposits was offset by an increase in the average balance of interest-bearing deposits during the three months ended June 30, 2009 of $15.7 million, or 16.4% to $111.5 million, compared with $95.8 million in the prior year period, due primarily to an increase in average balances of certificates of deposit of $15.1 million, and savings and interest-bearing demand deposit accounts of $1.6 million, offset by a decrease in money market accounts of $1.0 million.

Interest expense on borrowings decreased to $2,000 for the three months ended June 30, 2009 compared to $17,000 for the prior year period. The average balance of borrowings during the three months ended June 30, 2009 decreased $1.8 million, to $1.1 million, compared with $2.8 million in the prior year period. The average cost of borrowings decreased 166 basis points to 0.76%, for the three months ended June 30, 2009, compared to 2.42% for the three months ended June 30, 2008.

For the three months ended June 30, 2009, our net interest margin decreased 52 basis points to 4.33% from 4.85% for the prior year period. The interest rate spread decreased by 36 basis points to 3.94% for the three months ended June 30, 2009 from 4.30% for the prior year period.  The decrease in our net interest rate spread for the quarter was primarily due to the recent decline in short-term interest rates implemented by the Federal Open Market Committee, resulting in the downward repricing of many of the Company’s interest-earning assets and interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$138,726	$2,051	5.91%	$125,335	$2,101	6.71%
Investment securities	2,332	18	3.09	2,662	29	4.36
Other interest-earning assets	1,778	8	1.80	2,318	19	3.28
Total interest-earning assets	142,836	2,077	5.82	130,315	2,149	6.60

Non-interest-earning assets	9,383			5,772
Total assets	$152,219			$136,087

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,938	4	0.23	$6,295	5	0.32
Money market accounts	10,441	25	0.96	11,401	43	1.51
Savings accounts	15,809	24	0.61	14,857	20	0.54
Certificates of deposit	78,309	475	2.43	63,236	483	3.06
Borrowings	1,051	2	0.76	2,806	17	2.42
Total interest-bearing liabilities	112,548	530	1.88	98,595	568	2.30

Non-interest-bearing demand deposits	18,802			16,941
Other non-interest-bearing liabilities	1,744			1,740
Total liabilities	133,094			117,276

Stockholders’ equity	19,125			18,811
Total liabilities and stockholders’ equity	$152,219			$136,087

Net interest income		$1,547			$1,581
Interest rate spread			3.94			4.30
Net interest margin			4.33			4.85
Average interest-earning assets to average interest-bearing liabilities	126.91%			132.17%

Provision for Loan Losses.  The provision for loan losses was $158,000 for the three months ended June 30, 2009 compared to $74,000 for the three months ended June 30, 2008.  The increase in the provision reflected a specific provision of $111,000 for a residential subdivision in the Bank’s market area, an increase in net charge-offs, and management’s consideration for continued economic weakness. There were net charge-offs of $35,000 for the current quarter compared to $6,000 in the prior year period.  Nonperforming loans as a percentage of total loans decreased from 3.57% at December 31, 2008, to 3.20% as of June 30, 2009, primarily because of a decrease of $574,000 in nonperforming loans to $4.4 million as of June 30, 2009.

Non-Interest Income.  Non-interest income increased $150,000, or 32.6%, to $610,000 for the three months ended June 30, 2009 as compared to the prior year period.  The primary reason for the increase in non-interest income for the three months ended June 30, 2009, was an increase in mortgage banking income, net, of $221,000 for the three months ended June 30, 2009 as compared to the same period in 2008. This was a result of the gains on the sale of mortgage loans due to the increased volume of loans sold and unfunded loans committed to be sold into the secondary market, as refinance activity grew in the current low mortgage interest rate environment. This gain was offset by a decrease in other non-interest income of $70,000 primarily due to $81,000 reported in the June 30, 2008 quarter for a settlement of a litigation matter.

Non-Interest Expenses.  Non-interest expenses increased $251,000, or 15.2%, to $1.9 million, for the three months ended June 30, 2009 as compared to the prior year period. Non-interest expense increased primarily due to the increase of $178,000 in the FDIC deposit insurance base assessment and the FDIC Special Assessment. In addition, salary and employee benefits increased approximately $67,000 (of which $52,000 was increased commissions paid to the mortgage representatives on the loans sold into the secondary market compared to the same period last year) and foreclosed real estate expense of $22,000. The non-interest expenses were offset by decreases in advertising and marketing expense of $27,000 and professional fees of $32,000 in the second quarter of 2009 compared to the second quarter of 2008.

Income Tax Expense. The income tax expense was $40,000 for the three months ended June 30, 2009 as compared to $119,000 for the three months ended June 30, 2008. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 39.2% for the three months ended June 30, 2009 and 37.1% for the three months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Financial Highlights. Net income decreased $104,000, to $255,000 for the six months ended June 30, 2009 compared to $359,000 for the same period in the prior year.  The primary reason for the decrease in earnings for the six months ended June 30, 2009 was an increase in the Company’s provision for loan losses, an increase in the FDIC deposit insurance base assessment and the FDIC Special Assessment, and an increase in non-interest expenses relating to salary and employee benefits, partially offset by an increase in mortgage banking income as a result of increased originations of residential mortgage loans sold into the secondary market and an increase in net interest income.

Net Interest Income.  Net interest income increased by $84,000, or 2.8%, to $3.1 million for the six months ended June 30, 2009 compared to $3.0 million for the prior year period, primarily as a result of a reduction in interest expense on deposits partially offset by a decrease in interest income on loans, securities and other interest income.

Interest income on loans decreased $60,000, or 1.4%, to $4.2 million during the six months ended June 30, 2009 as the average yield on the loan portfolio decreased 84 basis points to 6.01% for the six months ended June 30, 2009, offset by an increase in the average balance of the loan portfolio of $15.3 million, or 12.3%, to $138.9 million. The decrease in the average yield on loans was primarily the result of the decreases in market interest rates, as the prime rate decreased from 5.25% at June 30, 2008 to 3.25% at June 30, 2009.
Loan growth was driven primarily by an increase in land, commercial mortgage loans and commercial business loans, offset by a decrease in residential mortgages.

Interest income on investment securities decreased $20,000 for the six months ended June 30, 2009 to $39,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the six months ended June 30, 2009 to $2.4 million compared to $2.7 million in the prior year period. The average yield on investment securities decreased 112 basis points to 3.24% for the six months ended June 30, 2009.

The average yield of total interest-earning assets decreased 79 basis points to 5.90% for the six months ended June 30, 2009, offset by the average balance of total interest-earning assets which grew $13.7 million, or 10.6%, to $143.2 million.

Interest expense on deposits decreased from $1.3 million for the six months ended June 30, 2008, to $1.1 million for the six months ended June 30, 2009, a decrease of $191,000, or 14.9%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 1.99%, for the six months ended June 30, 2009, compared to 2.68% for the six months ended June 30, 2008. The decrease in average yields on deposits was offset by an increase in the average balance of interest-bearing deposits during the six months ended June 30, 2009 of $14.0 million, or 14.6% to $109.5 million, compared with $95.5 million in the prior year period, due primarily to an increase in average balances of certificates of deposit of $12.8 million, and savings and interest-bearing demand deposit accounts of $1.4 million.

Interest expense on borrowings decreased to $20,000 for the six months ended June 30, 2009 compared to $21,000 for the prior year period. The average cost of borrowings decreased 134 basis points to 1.15%, for the six months ended June 30, 2009, compared to 2.49% for the six months ended June 30, 2008.
The average balance of borrowings during the six months ended June 30, 2009 increased $1.8 million, to $3.5 million, compared with $1.7 million in the prior year period.

For the six months ended June 30, 2009, our net interest margin decreased 33 basis points to 4.35% from 4.68% for the prior year period. The interest rate spread decreased by 8 basis points to 3.93% for the six months ended June 30, 2009 from 4.01% for the prior year period.  The decrease in our net interest rate spread for the six months was primarily due to the recent decline in short-term interest rates implemented by the Federal Open Market Committee, resulting in the downward repricing of many of the Company’s interest-earning assets and interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$138,907	$4,173	6.01%	$123,641	$4,233	6.85%
Investment securities	2,404	39	3.24	2,706	59	4.36
Other interest-earning assets	1,841	11	1.20	3,125	39	2.50
Total interest-earning assets	143,152	4,223	5.90	129,472	4,331	6.69

Non-interest-earning assets	8,581			4,831
Total assets	$151,733			$134,303

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,764	8	0.24	$6,137	9	0.29
Money market accounts	10,992	56	1.02	11,169	98	1.75
Savings accounts	15,054	44	0.58	14,279	41	0.57
Certificates of deposit	76,724	983	2.56	63,964	1,134	3.55
Borrowings	3,487	20	1.15	1,687	21	2.49
Total interest-bearing liabilities	113,021	1,111	1.97	97,236	1,303	2.68

Non-interest-bearing demand deposits	17,802			16,532
Other non-interest-bearing liabilities	1,859			1,808
Total liabilities	132,682			115,576

Stockholders’ equity	19,051			18,727
Total liabilities and stockholders’ equity	$151,733			$134,303

Net interest income		$3,112			$3,028
Interest rate spread			3.93			4.01
Net interest margin			4.35			4.68
Average interest-earning assets to average interest-bearing liabilities	126.66%			133.15%

Provision for Loan Losses.  The provision for loan losses was $318,000 for the six months ended June 30, 2009 compared to $100,000 for the six months ended June 30, 2008.  The increase in the provision reflected a specific provision of $111,000 for a residential subdivision in the Bank’s market area, an increase in net charge-offs, and management’s consideration for continued economic weakness. There were net charge-offs of $72,000 for the first six months of 2009 as compared to $7,000 in the prior year period.  Nonperforming loans as a percentage of total loans decreased from 3.57% at December 31, 2008, to 3.20% as of June 30, 2009, primarily because of a decrease of $574,000 in nonperforming loans to $4.4 million as of June 30, 2009.

Non-Interest Income.  Non-interest income increased $318,000, or 37.7%, to $1.2 million for the six months ended June 30, 2009 as compared to the prior year period. The primary reason for the increase in non-interest income for the six months ended June 30, 2009, was mortgage banking income, net, which increased by $394,000. This gain was a result of gains on the sale of mortgage loans due to the increased volume of loans sold and unfunded loans committed to be sold into the secondary market, as refinance activity grew in the current low mortgage interest rate environment. This was offset by decreases in banking fees and service charges of $19,000 as a result of customer preference for service charge free accounts and the competitive banking environment for core deposits and a decrease in other non-interest income of $58,000 primarily due to $81,000 reported in the June 30, 2008 quarter for a settlement of a litigation matter.

Non-Interest Expenses.  Non-interest expenses increased $345,000, or 10.8%, to $3.5 million, for the six months ended June 30, 2009 as compared to the prior year period. FDIC deposit insurance base assessment and the FDIC Special Assessment increased by $188,000. The FDIC Special Assessment also allows for additional special assessment in the future. Non-interest expense also increased due to salary and employee benefits increases of approximately $131,000. In addition, occupancy and equipment expense increased by $25,000, data processing expense increased by $25,000 and foreclosed real estate expense increased by $22,000, which was offset in part by decreases in advertising and marketing expense of $58,000 and professional fees of $23,000 in the first six months of 2009 compared to the prior year period.

  Income Tax Expense. The income tax expense was $162,000 for the six months ended June 30, 2009 as compared to $219,000 for the six months ended June 30, 2008. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 38.8% for the six months ended June 30, 2009 and 37.9% for the six months ended June 30, 2008.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $6.7 million.  In addition, at June 30, 2009, we had arrangements to borrow up to $26.9 million from the Federal Home Loan Bank of New York and a $2.0 million federal funds line from Atlantic Central Bankers Bank.  On June 30, 2009, we had no short-term advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2009, we had $18.5 million in loan commitments outstanding, which primarily consisted of $2.8 million in unadvanced portions of construction loans, $3.4 million in net commitments to fund one- to four-family residential real estate loans,

$2.3 million in commercial real estate and business loans, $2.2 million in unused home equity lines of credit and $7.1 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2009 totaled $76.5 million, or 97.7% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2009, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because the Company is a smaller reporting company.

Item 4T.  Controls and Procedures

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

None.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 13, 2009 at which time three nominees for director, as set forth in the proxy materials for the meeting, were elected by the following vote: There were no broker non-votes.

	For	Withheld
Joseph B. Horan, III	1,937,751	109,209
Steven E. Howell	1,944,003	102,957
Kenneth R. Schliphack	1,937,751	109,209

In addition, the stockholders approved the ratification and appointment of Beard Miller Company LLP as our independent registered public accounting firm. There were no broker non-votes.

Ratification of Beard Miller Company LLP
For	2,009,810
Against	37,125
Abstentions	25

Item 5.   Other Information

None.

Item 6.    Exhibits

3.1	Charter of Hometown Bancorp, Inc. (1)

3.2	Bylaws of Hometown Bancorp, Inc. (2)

4.0	Stock Certificate of Hometown Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification
_____________________________________
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

HOMETOWN BANCORP, INC.

Dated: August 14, 2009	By:	/s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2009	By:	/s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and
Chief Financial Officer
(principal financial and accounting officer)