Form 10-Q
period 2009-09-30
Hometown Bancorp,Inc.
filed 2009-11-16
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐  No  ☒

As of November 16, 2009 there were 2,326,939 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets

(unaudited)	September 30,	December 31,
	2009	2008
	(Dollars in Thousands, Except Share Data)
Assets
Cash and due from banks	$3,800	$2,915
Interest earning demand deposits with banks	905	288
Cash and cash equivalents	4,705	3,203

Securities available for sale	1,003	1,002
Securities held to maturity (fair value at September 30, 2009 $1,378; and at December	1,342	1,509
31, 2008 $1,530)
Loans held for sale	447	106
Loans receivable, net of allowance for loan losses (at September 30, 2009 $1,695; and	139,062	137,868
at December 31, 2008 $1,347)
Premises and equipment, net	4,087	4,087
Restricted investments in bank stocks, at cost	395	395
Other real estate owned	930	-
Accrued interest receivable and other assets	2,535	2,199

Total Assets	$154,506	$150,369
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$18,837	$16,947
Interest bearing	112,310	107,792
Total Deposits	131,147	124,739

Federal Home Loan Bank advances	1,000	4,375
Advances from borrowers for taxes and insurance	362	708
Accrued interest payable	34	143
Other liabilities	2,843	1,610
Total Liabilities	135,386	131,575

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; 2,380,500 shares issued	24	24
Paid-in capital	10,094	10,112
Retained earnings	10,120	9,787
Unearned ESOP shares, at cost	(805)	(840)
Treasury stock, at cost, 53,561 shares at September 30, 2009 and 46,500 at December	(311)	(284)
31, 2008
Accumulated other comprehensive loss	(2)	(5)
Total Stockholders’ Equity	19,120	18,794

Total Liabilities and Stockholders’ Equity	$154,506	$150,369

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest Income
Loans receivable, including fees	$2,010	$2,182	$6,183	$6,415
Securities, taxable	14	25	53	84
Other	6	28	17	67
Total Interest Income	2,030	2,235	6,253	6,566

Interest Expense
Deposits	442	545	1,533	1,827
Federal Home Loan Bank advances	2	22	22	43
Total Interest Expense	444	567	1,555	1,870

Net Interest Income	1,586	1,668	4,698	4,696

Provision for Loan Losses	111	134	429	234

Net Interest Income after Provision for Loan Losses	1,475	1,534	4,269	4,462

Non-interest Income
Banking fees and service charges	273	289	791	826
Mortgage banking income, net	192	70	753	237
Investment brokerage fees	21	12	55	45
Loss on other real estate owned	(19)	-	(19)	-
Other	31	97	79	203
Total Non-interest Income	498	468	1,659	1,311

Non-interest Expenses
Salaries and employee benefits	1,022	978	3,040	2,865
Occupancy and equipment	176	186	558	543
Professional fees	97	79	258	263
Advertising and marketing	34	74	89	187
Data processing	166	137	456	402
Telephone and postage	45	45	148	136
FDIC premium	61	20	280	29
Other	137	159	447	446
Total Non-interest Expenses	1,738	1,678	5,276	4,871

Income before Income Taxes	235	324	652	902

Income Tax Expense	90	131	252	350

Net Income	$145	$193	$400	$552

Net Income per common share- basic	$0.06	$0.08	$0.18	$0.24
Weighted average number of common shares outstanding
– basic	2,245	2,291	2,246	2,292
Dividends per share	$0.02	-	$0.04	-

Index

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2009 and 2008

(In Thousands, except share data)  (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2007	$24	$10,129	$9,222	$(886)	$-	$(9)	$18,480

Comprehensive income:
Net income	-	-	552	-	-	-	552
Other comprehensive income,
net of tax	-	-	-	-	-	3	3
Total Comprehensive Income							555

Treasury stock purchase
(11,500 shares)	-	-	-	-	(80)	-	(80)
ESOP shares committed to be
released (3,499 shares)	-	(11)	-	35	-	-	24

Balance - September 30, 2008	$24	$10,118	$9,774	$(851)	$(80)	$(6)	$18,979

Balance - December 31, 2008	$24	$10,112	$9,787	$(840)	$(284)	$(5)	$18,794

Comprehensive income:
Net income	-	-	400	-	-	-	400
Other comprehensive income,
net of tax	-	-	-	-	-	3	3
Total Comprehensive Income							403

Treasury stock purchase
(7,061 shares)	-	-	-	-	(27)	-	(27)
Cash dividends declared
($0.02 per share)			(67)				(67)
ESOP shares committed to be
released (3,500 shares)	-	(18)	-	35	-	-	17

Balance - September 30, 2009	$24	$10,094	$10,120	$(805)	$(311)	$(2)	$19,120

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$400	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	193	177
Provision for loan losses	429	234
Amortization of mortgage servicing rights	135	112
Net accretion of securities premiums and discounts	(4)	1
Net gain on sale of loans	(488)	(104)
Loans originated for sale	(35,404)	(8,859)
Proceeds from sale of loans	35,551	8,587
Loss on other real estate owned	19	-
ESOP expense	17	24
Increase in accrued interest receivable and other assets	(469)	(797)
Decrease in accrued interest payable and other liabilities	1,124	759
Net Cash Provided by Operating Activities	1,503	686

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(750)	-
Maturities, calls and principal repayments	921	488
Net (increase) in loans receivable	(2,572)	(9,708)
Net (increase) decrease in restricted investment in bank stocks	-	(191)
Purchases of bank premises and equipment	(193)	(1,528)
Net Cash Used by Investing Activities	(2,594)	(10,939)

Cash Flows from Financing Activities
Net increase in deposits	6,408	10,593
Net increase (decrease) in short-term Federal Home Loan Bank advances	(3,375)	3,000
Decrease in advances from borrowers for taxes and insurance	(346)	(256)
Dividends paid	(67)	-
Treasury stock purchased	(27)	(80)

Net Cash Provided by Financing Activities	2,593	13,257

Net Increase in Cash and Cash Equivalents	1,502	3,004

Cash and Cash Equivalents - Beginning	3,203	4,013

Cash and Cash Equivalents - Ending	$4,705	$7,017

Supplementary Cash Flows Information
Interest paid	$1,664	$2,021

Income taxes paid	$604	$480

Supplemental Schedule of Noncash Investing Activities
Loans transferred to other real estate owned	$949	$-

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2008 and 2007, included in its annual report on Form 10-K.

The unaudited consolidated financial statements at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein, November 16, 2009.

Note 2 – Minority Stock Issuance

On June 28, 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company.  In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”).  At September 30, 2009, 56.3% of the Company’s outstanding common stock, or 1,309,275 shares, were owned by Hometown Bancorp MHC.

Note 3 – Directors’ Retirement Plan

Effective March 2007, the Bank adopted an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Service cost	$36	$33
Interest cost	5	3
Amortization of past service liability	4	4
Net periodic pension expense	$45	$40

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

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September, 30		Nine Months Ended September, 30
	2009	2008	2009	2008
	(In Thousands)

Unrealized holding gains (loss) on securities available for sale	$(2)	$4	$1	$1

Reclassification adjustment for Directors’ retirement plan pension gains
and past service liability recognized in pension expense	1	1	4	4

Other comprehensive income (loss) before tax	(1)	5	5	5

Income tax effect	-	(2)	(2)	(2)

Net of Tax Amount	$(1)	$3	$3	$3

At September 30, 2009 and 2008, the components of accumulated other comprehensive loss is as follows:

	September 30, 2009	September 30, 2008
	(In Thousands)

Unrealized gain on securities available for sale (net of tax effect
2009 ($2); 2008 ($2))	$1	$2

Net losses and past service liability for the Directors’ retirement
plan (net of tax effect 2009 ($2); 2008 ($5))	(3)	(8)

	$(2)	$(6)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

On June 28, 2007, the Bank established an ESOP which acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP in annual payments through 2027 at a fixed interest rate of 8.25%. Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation benefit expense as shares are committed for release at the current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated shares will be recorded as a reduction of retained earnings and dividends on unallocated shares will be recorded as a reduction of debt. The Company committed to release 3,500 and 3,499 shares to the ESOP during the nine months ended September 30, 2009

Index

and 2008, respectively. The Company recognized $17,000 and $24,000 of compensation expense related to this plan for the nine months ended September 30, 2009 and 2008, respectively. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 – Earnings Per Share

Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the nine months ended September 30, 2009 and 2008, had no potentially dilutive common stock equivalents. Unallocated shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

Note 7 – Dividends

On July 17, 2009, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend reflects an annual cash dividend rate of $0.08 per share. The dividend was payable to stockholders of record as of July 31, 2009, and was paid on August 14, 2009. Hometown Bancorp MHC which holds approximately 56.3% of the Company’s total outstanding shares waived receipt of the dividend on its shares.

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

Note 9 - Recent Accounting Pronouncements

FSP FAS 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168).   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 was effective for interim and annual periods ending after September 15, 2009. We have adopted SFAS 168 for this reporting period and do not expect the adoption of this standard to have an impact on our consolidated financial position or results of operations.

FSP FAS 166

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166).  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46,

Index

Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (FIN 46(R)) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

FSP FAS 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).  This statement amends FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our consolidated financial position or results of operations.

Accounting Standards Update No. 2009-05

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. This update was effective for periods beginning after August 26, 2009. This update did not have an impact on the Company’s financial statements.

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare consolidated financial statements in accordance with IFRS as early as 2014. The SEC is expected make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Index

Note 10 – Securities

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
September 30, 2009:
U.S. Government agencies	$1,000	$3	$-	$1,003

December 31, 2008:
U.S. Government agencies	$1,000	$2	$-	$1,002

Held to Maturity:
September 30, 2009:
U.S. Government agencies	$750	$4	$-	$754
Mortgage-backed securities	592	32	-	624
	$1,342	$36	$-	$1,378

December 31, 2008:
U.S. Government agencies	$750	$6	$-	$756
Mortgage-backed securities	759	18	3	774
	$1,509	$24	$3	$1,530

The amortized cost and fair value of securities as of September 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the borrowers may have the right to prepay obligations with or without any penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,000	1,003	750	754
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed securities	-	-	592	624
	$1,000	$1,003	$1,342	$1,378

At September 30, 2009, the Company had no securities in an unrealized loss position. The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008:
Held to Maturity:
Mortgage-backed
securities	$-	$-	$88	$3	$88	$3
	$-	$-	$88	$3	$88	$3

Index

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

There were no sales of investments for the nine months ended September 30, 2009 and 2008. At September 30, 2009 and December 31, 2008, securities with a carrying value of $350,000 and $250,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Note 11 – Mortgage Servicing Rights

At September 30, 2009 and December 31, 2008, one-to-four family residential mortgage loans serviced for others amounted to approximately $86.1 million and $81.2 million, respectively.  Advances from borrowers for taxes and insurance related to loans serviced for others amounted to approximately $369,000 and $466,000, respectively, at September 30, 2009 and December 31, 2008.  These loans and related advances are not included in the accompanying consolidated balance sheets. Mortgage servicing rights balances are include in accrued interest receivable and other assets on the consolidated balance sheets.

The following summarizes activity pertaining to mortgage servicing rights for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(In Thousands)

Balance, beginning	$310	$386
Capitalized during the year	224	54
Amortization	(135)	(112)
Balance, ending	$399	$328

Note 12 – Fair Value Measurements and Fair Value of Financial Instruments

The FASB issued SFAS No. 157 (ASC 820-10), “Fair Value Measurements,” which establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy under SFAS No. 157 (ASC 820-10) are as follows:

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

Index

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Securities available for sale	$1,003	$-	$1,003	$-
Forward sales contract	$7	$-	$7	$-

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows:

Description	Carry Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$879	$-	$-	$879
Other real estate owned	$930	$-	$-	$930

Index

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

Fair value of impaired loans is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances as determined under SFAS No. 114 (ASC 310-10), Accounting by Creditors for Impairment of a Loan .At September 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $879,000, net of a valuation allowance of $532,000. For the nine months ended September 30, 2009, $100,000 was added to the provision for loan losses for impaired loans. At December 31, 2008, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.1 million, net of a valuation allowance of $432,000.

Assets taken in foreclosure of defaulted loans are primarily comprised of residential real property and are generally measured at the lower of cost or fair value less cost to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have been classified as Level 3. Assets taken in other real estate owned are subject to nonrecurring fair value measurements during the nine months ended September 30, 2009 that were still held by the Company as of that date were $930,000. The Company had no other real estate owned at December 31, 2008.

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

Index

flow analyses at interest rates currently offered in the market for loans with similar terms to borrowers of similar credit quality.

Impaired Loans

Impaired loans are those that are accounted for under SFAS No. 114 (ASC 310-10), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.

Restricted Investments in Bank Stock

The carrying amount of Federal Home Loan Bank and Atlantic Central Bankers Bank stock approximates fair value.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Mortgage servicing rights

The Company accounts for mortgage servicing rights (MSR’s) at amortized cost. The Company performs a valuation of fair value to determine if there is any impairment. Fair value for MSR’s is determined using a static discounted cash flow valuation approach. This approach consists of projecting servicing cash flows under static interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSR’s include mortgage prepayment speeds and discount rates. The fair value of MSR’s is primarily affected by changes in prepayments that result from shifts in mortgage interest rates.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and present credit worthiness of the counterparties.  At September 30, 2009 and December 31, 2008, the fair value of these instruments was not material.

Index

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$4,705	$4,705	$3,203	$3,203
Securities available for sale	1,003	1,003	1,002	1,002
Securities held to maturity	1,342	1,378	1,509	1,530
Loans held for sale	447	447	106	106
Loans receivable, net	139,062	144,207	137,868	141,879
Restricted investments in bank stock	395	395	395	395
Accrued interest receivable	642	642	661	661
Mortgage servicing rights	399	736	310	726

Financial liabilities:
Non-interest bearing demand accounts	18,837	18,837	16,947	16,947
NOW accounts	6,286	6,286	6,644	6,644
Money market accounts	10,507	10,507	11,579	11,579
Savings accounts	16,320	16,320	13,561	13,561
Certificates of deposit	79,197	79,801	76,008	76,754
Federal Home Loan Bank advances	1,000	1,000	4,375	4,375
Accrued interest payable	34	34	143	143

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 13 – Subsequent Event

On October 22, 2009, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend will be payable to stockholders of record as of November 5, 2009, and will be paid on or about November 20, 2009. Hometown Bancorp MHC which holds approximately 56.3% of the Company’s total outstanding shares will waive receipt of the dividend on its shares.

On November 12, 2009, the Federal Deposit Insurance Corporation issued a final rule that it proposed on September 29, 2009. The proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the proposed rule, this pre-payment would be due on December 31, 2009.  Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding our consolidated financial condition and consolidated results of operations.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Index

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

Balance Sheet Analysis

Overview.  Total assets increased $4.1 million, or 2.8%, to $154.5 million at September 30, 2009, reflecting the increase in our cash and cash equivalents, growth in our loan portfolio and an increase in other real estate owned.  In the nine months ended September 30, 2009, cash and cash equivalents and loans, net both increased by $1.5 million.

Asset growth during the nine months ended September 30, 2009 was primarily funded through an increase in deposits.  During the nine months ended September 30, 2009, deposits grew $6.4 million or 5.1% to $131.1 million at September 30, 2009. The increase in deposits was primarily due to the growth of our newer branches. During the nine months ended September 30, 2009, we paid off most of our borrowings which were approximately $4.4 million at December 31, 2008, from the increase in our deposits. Loans, net, (includes loans held for sale) increased $1.5 million, or 1.1%, from $138.0 million at December 31, 2008 to $139.5 million at September 30, 2009.

Total stockholders’ equity increased $326,000 during the nine months ended September 30, 2009 to $19.1 million at September 30, 2009 due primarily to net income of $400,000, partially offset by dividend payments of $67,000 and common stock repurchases of approximately $27,000.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Loans.  At September 30, 2009, total loans, net, (includes loans held for sale) were $139.5 million, or 90.3% of total assets as compared with $138.0 million or 91.8% of total assets at December 31, 2008.  In the nine months ended September 30, 2009, our loan portfolio increased by $1.5 million, or 1.1%. The primary reasons for the increase in our loans during 2009 were increases of $3.5 million in commercial mortgage loans, $1.7 million in commercial business loans, $1.3 million in land loans, and $201,000 in construction loans, partially offset by the decrease of $4.9 million in residential mortgages. The decline in one-to four-family

Index

residential real estate loans was primarily due to refinancing of portfolio loans into the secondary market. The Bank does not make or hold any subprime loans.

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more as of September 30, 2009 or as of December 31, 2008.

(Dollars in thousands)	September 30, 2009	December 31, 2008
Nonaccrual loans:
One- to four-family residential real estate	$2,406	$2,384
Construction	1,262	959
Multi-family and commercial real estate	1,751	360
Land	1,686	935
Commercial	343	318
Consumer	—	18
Total	7,448	4,974

Other real estate owned	930	—
Other nonperforming assets	—	—
Total nonperforming assets	8,378	4,974
Troubled debt restructurings	624	285
Troubled debt restructurings and
total nonperforming assets	$9,002	$5,259

Total nonperforming loans to total loans	5.27%	3.57%
Total nonperforming loans to total assets	4.82	3.31
Total nonperforming assets and troubled
debt restructurings to total assets	5.83	3.50

Nonperforming loans totaled $7.4 million, or 5.3%, of total loans at September 30, 2009 compared to $5.0 million, or 3.6%, of total loans at December 31, 2008. The $7.4 million in nonperforming loans at September 30, 2009 were comprised of $2.4 million in one-to four-family residential loans, $1.8 million of multi-family and commercial real estate loans, $1.2 million of land loans, $1.1 million of loans extended to a residential subdivision, and two loans to builders for construction of unsold homes totaling $965,000.

Other real estate owned totaled $930,000 at September 30, 2009 compared to none at December 31, 2008. Other real estate owned consisted of two residential properties, one residential building lot and one commercial office building. One residential property was sold in October 2009, which reduced other real estate owned by $50,000.

Troubled debt restructurings (TDRs) totaled $624,000 at September 30, 2009 compared to $285,000 at December 31, 2008. TDRs consisted of one commercial real estate loan and one modified one-to-four family residential loan. All the loans were current as of September 30, 2009.

Non-performing assets and troubled debt restructurings totaled $9.0 million or 5.83% of total assets at September 30, 2009 compared to $5.3 million or 3.50% of total assets at December 31, 2008.

Securities.  The investment securities portfolio was $2.3 million, or 1.5% of total assets, at September 30, 2009 compared to $2.5 million or 1.7% of total assets, at December 31, 2008.  Our investment portfolio consists primarily of U.S. Government and agency securities and GNMA and FHLMC mortgage-backed securities. The decrease of $166,000 in investment securities during the first nine months of 2009 was primarily due to principal repayments on the mortgage-backed securities.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the nine months ended September 30, 2009, deposits grew $6.4 million or 5.1%

Index

to $131.1 million at September 30, 2009, primarily from deposit growth in our newest branches. The increase in deposits was primarily in certificates of deposit which increased by $3.2 million, savings accounts which increased by $2.8 million, and non-interest checking which increased by $1.9 million, partially offset by a decrease in money market accounts of $1.1 million.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments.  We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position.  The Bank had $2.5 million in average balances in borrowings during the nine month period ended September 30, 2009. We had $1.0 million of borrowings at September 30, 2009 compared with $4.4 million at December 31, 2008. We used the increase in our deposits during the nine months ended September 30, 2009 to pay down a large portion of our borrowings.

Stockholders’ Equity.  Total stockholders’ equity increased $326,000 from $18.8 million at December 31, 2008 to $19.1 million at September 30, 2009. Equity increased primarily due to earnings of $400,000 for the nine months ended September 30, 2009, partially offset by dividend payments of $67,000 and common stock repurchases of approximately $27,000.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Financial Highlights. Net income decreased $48,000 to $145,000 for the three months ended September 30, 2009 compared to $193,000 for the same period in the prior year.  The primary reasons for the decrease in earnings for the quarter ended September 30, 2009 were an increase in non-interest expenses relating to the FDIC deposit insurance base assessment, salaries and employee benefits and a decrease in net interest income, partially offset by an increase in mortgage banking income as a result of increased originations of residential mortgage loans sold into the secondary market.

Net Interest Income.  Net interest income decreased by $82,000, or 4.9%, to $1.6 million for the three months ended September 30, 2009 compared to $1.7 million for the prior year period, primarily as a result of a decrease in interest income on loans, securities and other interest income, partially offset by a reduction in interest expense on deposits and borrowings.

The average yield of total interest-earning assets decreased 75 basis points to 5.74% for the three months ended September 30, 2009, offset in part by a decrease in the average cost of interest-bearing liabilities of 58 basis points to 1.57% for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008.

Interest income on loans decreased $172,000, or 7.9%, to $2.0 million during the three months ended September 30, 2009 as the average yield on the loan portfolio decreased 86 basis points to 5.83% for the three months ended September 30, 2009, partially offset by an increase in the average balance of the loan portfolio which grew $7.5 million, or 5.7%, to $137.9 million. The decrease in the average yield on loans was mostly the result of the decreases in market interest rates, as the prime rate decreased from 5.00% at September 30, 2008 to 3.25% at September 30, 2009.  Loan growth was driven primarily by an increase in land, commercial mortgage loans and commercial business loans, offset by a decrease in residential mortgages.

Interest income on investment securities decreased $11,000 for the three months ended September 30, 2009 to $14,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the three months ended September 30, 2009 to $2.4 million compared from $2.5 million for the prior year period. The average yield on investment securities decreased 166 basis points to 2.38% for the three months ended September 30, 2009.

Interest expense on deposits decreased from $545,000 for the three months ended September 30, 2008, to $442,000 for the three months ended September 30, 2009, a decrease of $103,000, or 18.9%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of

Index

deposits to 1.57%, for the three months ended September 30, 2009, compared to 2.14% for the three months ended September 30, 2008. The decrease in average cost on deposits was offset by an increase in the average balance of interest-bearing deposits during the three months ended September 30, 2009 of $11.1 million, or 11.0% to $112.8 million, compared with $101.7 million for the prior year period, due primarily to an increase in average balances of certificates of deposit of $12.0 million, and savings accounts of $1.4 million, offset by a decrease in the average balance of money market accounts of $2.3 million.

Interest expense on borrowings decreased to $2,000 for the three months ended September 30, 2009 compared to $22,000 for the prior year period. The average balance of borrowings during the three months ended September 30, 2009 decreased $3.1 million, to $542,000, compared with $3.7 million for the prior year period. The average cost of borrowings decreased 93 basis points to 1.48%, for the three months ended September 30, 2009, compared to 2.41% for the three months ended September 30, 2008.

For the three months ended September 30, 2009, our net interest margin decreased 36 basis points to 4.48% from 4.84% for the prior year period. The interest rate spread decreased by 17 basis points to 4.17% for the three months ended September 30, 2009 from 4.34% for the prior year period.  The decrease both in our net interest margin and in our interest rate spread for the quarter was primarily due to the recent decline in short-term interest rates implemented by the Federal Open Market Committee, resulting in the downward repricing of many of the Company’s interest-earning assets and interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$137,940	$2,010	5.83%	$130,481	$2,182	6.69%
Investment securities	2,356	14	2.38	2,477	25	4.04
Other interest-earning assets	1,178	6	2.04	4,869	28	2.30
Total interest-earning assets	141,474	2,030	5.74	137,827	2,235	6.49

Non-interest-earning assets	13,192			6,013
Total assets	$154,666			$143,840

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,330	3	0.19	$6,268	5	0.32
Money market accounts	10,936	25	0.91	13,212	53	1.60
Savings accounts	16,248	24	0.59	14,854	20	0.54
Certificates of deposit	79,274	390	1.97	67,321	467	2.77
Borrowings	542	2	1.48	3,655	22	2.41
Total interest-bearing liabilities	113,330	444	1.57	105,310	567	2.15

Non-interest-bearing demand deposits	19,383			17,261
Other non-interest-bearing liabilities	2,781			2,246
Total liabilities	135,494			124,817

Stockholders’ equity	19,172			19,023
Total liabilities and stockholders’ equity	$154,666			$143,840

Net interest income		$1,586			$1,668
Interest rate spread			4.17			4.34
Net interest margin			4.48			4.84
Average interest-earning assets to
average interest-bearing liabilities	124.83%			130.88%

Index

Provision for Loan Losses.  The provision for loan losses was $111,000 for the three months ended September 30, 2009 compared to $134,000 for the three months ended September 30, 2008.  The decrease was a result of the higher provision in the quarter ended September 30, 2008 as a result of a $108,000 specific allowance for a residential subdivision. Excluding the specific allowance, the Bank’s provision for loan losses for the quarter ended September 30, 2009 would have been $85,000 greater than in the quarter ended September 30, 2008. This increase in the provision for loan losses was a result of management’s consideration for continued economic weakness during 2009 necessitating a higher level of allowance. Nonperforming loans as a percentage of total loans increased from 3.6% at December 31, 2008, to 5.3% as of September 30, 2009, primarily because of an increase of $2.5 million in nonperforming loans to $7.4 million as of September 30, 2009.

Non-Interest Income.  Non-interest income increased $30,000, or 6.4%, to $498,000 for the three months ended September 30, 2009 as compared to the prior year period.  The primary reason for the increase in non-interest income for the three months ended September 30, 2009, was an increase in mortgage banking income, net, of $122,000 for the three months ended September 30, 2009 as compared to the same period in 2008. This was a result of the gains on the sale of mortgage loans due to the increased volume of loans sold and unfunded loans committed to be sold into the secondary market, as refinance activity grew in the current low mortgage interest rate environment. This gain was offset by a decrease in other non-interest income of $66,000 primarily due to $83,000 reported in the September 30, 2008 quarter for a settlement of a litigation matter and a $19,000 loss on other real estate owned.

Non-Interest Expenses.  Non-interest expenses increased $60,000, or 3.6%, totaling $1.7 million for both the three months ended September 30, 2009 and 2008. Non-interest expense increased primarily due to the increase of $41,000 in the FDIC deposit insurance base assessment. In addition, salaries and employee benefits increased approximately $44,000 (of which $25,000 was increased commissions paid to the mortgage representatives on the loans sold into the secondary market compared to the same period last year) and data processing expenses increased $29,000 as a result of new business banking services being offered. The growth in non-interest expenses were offset in part by decreases in advertising and marketing expense of $40,000 as a result of discontinuing the direct mail campaign in the third quarter of 2009 as compared to the third quarter of 2008.

Income Tax Expense. Income tax expense was $90,000 for the three months ended September 30, 2009 as compared to $131,000 for the three months ended September 30, 2008. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 38.3% for the three months ended September 30, 2009 and 40.4% for the three months ended September 30, 2008.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Financial Highlights. Net income decreased $152,000, to $400,000 for the nine months ended September 30, 2009 compared to $552,000 for the same period in the prior year.  The primary reasons for the decrease in earnings for the nine months ended September 30, 2009 were an increase in the Company’s provision for loan losses, and an increase in non-interest expenses relating to an increase in the FDIC deposit insurance base assessment and the FDIC Special Assessment, salaries and employee benefits, which was partially offset by an increase in mortgage banking income as a result of increased originations of residential mortgage loans sold into the secondary market and a decrease in marketing expense.

Net Interest Income.  Net interest income increased by $2,000 to $4.7 million for the nine months ended September 30, 2009 compared to the prior year period, primarily as a result of a reduction in interest expense on deposits and borrowings nearly offset by a decrease in interest income on loans, securities and other interest income.

Interest income on loans decreased $232,000, or 3.6%, to $6.2 million during the nine months ended September 30, 2009 as the average yield on the loan portfolio decreased 84 basis points to 5.95% for the nine months ended September 30, 2009, partially offset by an increase in the average balance of the loan portfolio of $12.6 million, or 10.0%, to $138.6 million. The decrease in the average yield on loans was primarily the

Index

result of the decreases in market interest rates, as the prime rate decreased from 5.00% at September 30, 2008 to 3.25% at September 30, 2009. Loan growth was driven primarily by an increase in land, commercial mortgage and commercial business loans, offset by a decrease in residential mortgages.
Interest income on investment securities decreased $31,000 for the nine months ended September 30, 2009 to $53,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the nine months ended September 30, 2009 to $2.4 million compared to $2.6 million in the prior year period. The average yield on investment securities decreased 130 basis points to 2.96% for the nine months ended September 30, 2009.

The average yield of total interest-earning assets decreased 80 basis points to 5.85% for the nine months ended September 30, 2009, offset by the average balance of total interest-earning assets which increased $10.9 million, or 8.3%, to $142.6 million.

Interest expense on deposits decreased from $1.8 million for the nine months ended September 30, 2008, to $1.5 million for the nine months ended September 30, 2009, a decrease of $294,000, or 16.1%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 1.85%, for the nine months ended September 30, 2009, compared to 2.50% for the nine months ended September 30, 2008. The decrease in average yields on deposits was offset in part by an increase in the average balance of interest-bearing deposits during the nine months ended September 30, 2009 of $13.0 million, or 13.4% to $110.6 million, compared with $97.6 million for the prior year period, due primarily to an increase in average balances of certificates of deposit of $12.5 million, and savings and interest-bearing demand deposit accounts of $1.4 million, offset by a decrease in the average balance of money market accounts of $882,000.

Interest expense on borrowings decreased to $22,000 for the nine months ended September 30, 2009 compared to $43,000 for the prior year period. The average cost of borrowings decreased 126 basis points to 1.18%, for the nine months ended September 30, 2009, compared to 2.44% for the nine months ended September 30, 2008. The average balance of borrowings during the nine months ended September 30, 2009 increased $147,000, to $2.5 million, compared with $2.3 million for the prior year period.

For the nine months ended September 30, 2009, our net interest margin decreased 37 basis points to 4.39% from 4.76% for the prior year period. The interest rate spread decreased by 14 basis points to 4.02% for the nine months ended September 30, 2009 from 4.16% for the prior year period.  The decrease in both our net interest margin and our interest rate spread for the nine months ended September 30, 2009 was primarily due to the recent decline in short-term interest rates implemented by the Federal Open Market Committee, resulting in the downward repricing of many of the Company’s interest-earning assets and interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008.

Index

	Nine Months Ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$138,581	$6,183	5.95%	$125,938	$6,415	6.79%
Investment securities	2,388	53	2.96	2,629	84	4.26
Other interest-earning assets	1,618	17	1.40	3,076	67	2.90
Total interest-earning assets	142,587	6,253	5.85	131,643	6,566	6.65

Non-interest-earning assets	10,134			5,861
Total assets	$152,721			$137,504

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,618	11	0.22	$6,181	14	0.30
Money market accounts	10,973	81	0.98	11,855	151	1.70
Savings accounts	15,456	68	0.59	14,472	61	0.56
Certificates of deposit	77,583	1,373	2.36	65,091	1,601	3.28
Borrowings	2,495	22	1.18	2,348	43	2.44
Total interest-bearing liabilities	113,125	1,555	1.83	99,947	1,870	2.49

Non-interest-bearing demand deposits	18,335			16,777
Other non-interest-bearing liabilities	2,170			1,954
Total liabilities	133,630			118,678

Stockholders’ equity	19,091			18,826
Total liabilities and stockholders’ equity	$152,721			$137,504

Net interest income		$4,698			$4,696
Interest rate spread			4.02			4.16
Net interest margin			4.39			4.76
Average interest-earning assets to
average interest-bearing liabilities	126.04%			131.71%

Provision for Loan Losses.  The provision for loan losses was $429,000 for the nine months ended September 30, 2009 compared to $234,000 for the nine months ended September 30, 2008.  The increase in the provision reflected a specific provision of $111,000 for a residential subdivision in the Bank’s market area, an increase in net charge-offs, and management’s consideration for continued economic weakness. There were net charge-offs of $82,000 for the first nine months of 2009 as compared to $15,000 for the prior year period.  Nonperforming loans as a percentage of total loans increased from 3.6% at December 31, 2008, to 5.3% as of September 30, 2009, primarily because of an increase of $2.5 million in nonperforming loans to $7.4 million as of September 30, 2009.

Non-Interest Income.  Non-interest income increased $348,000, or 26.5%, to $1.7 million for the nine months ended September 30, 2009 as compared to the prior year period. The primary reason for the increase in non-interest income for the nine months ended September 30, 2009, was mortgage banking income, net, which increased by $516,000. This gain was a result of gains on the sale of mortgage loans due to the increased volume of loans sold and unfunded loans committed to be sold into the secondary market, as refinance activity grew in the current low mortgage interest rate environment. This gain was partially offset by decreases in banking fees and service charges of $35,000 as a result of customer preference for service charge free accounts and the competitive banking environment for core deposits, and a decrease in other non-interest income of $124,000 primarily due to $164,000 for a settlement of a litigation matter in the nine months ended September 30, 2008.

Non-Interest Expenses.  Non-interest expenses increased $405,000, or 8.3%, to $5.3 million, for the nine months ended September 30, 2009 as compared to the prior year period. Non-interest expense increased primarily due to the FDIC deposit insurance premiums increase of $251,000 as a result of an increase in the

Index

base assessment and the FDIC Special Assessment along with salaries and employee benefits increases of $175,000 (of which $106,000 was increased commissions paid to the mortgage representatives on the loans sold into the secondary market compared to the same period last year). Data processing expense and occupancy and equipment expense increased by $54,000 and $15,000, respectively, and was offset by decreases in advertising and marketing expense of $98,000 as a result of discontinuing the direct mail campaign in the first nine months of 2009 compared to the prior year period.

Income Tax Expense. Income tax expense was $252,000 for the nine months ended September 30, 2009 as compared to $350,000 for the nine months ended September 30, 2008. Lower levels of pre-tax income have resulted in a decrease in income tax expense. The effective tax rate was 38.7% for the nine months ended September 30, 2009 and 38.8% for the nine months ended September 30, 2008.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $4.7 million.  In addition, at September 30, 2009, we had arrangements to borrow up to $30.3 million from the Federal Home Loan Bank of New York and a $2.0 million federal funds line from Atlantic Central Bankers Bank.  On September 30, 2009, we had $1.0 million in short-term advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2009, we had $14.6 million in loan commitments outstanding, which primarily consisted of $2.7 million in unadvanced portions of construction loans, $1.9 million in net commitments to fund one- to four-family residential real estate loans, $1.4 million in commercial real estate and business loans, $2.0 million in unused home equity lines of credit and $5.6 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2009 totaled $75.9 million, or 95.9% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

Index

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines and letters of credit.

For the nine months ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Hometown Bancorp, Inc. is not involved in any pending legal proceedings.  Walden Federal is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its consolidated financial condition and consolidated results of operations.

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

HOMETOWN BANCORP, INC.

Dated: November 16, 2009	By: /s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: November 16, 2009	By: /s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and
Chief Financial Officer
(principal financial and accounting officer)