Form 10-K
period 2009-12-31
Hometown Bancorp,Inc.
filed 2010-03-31
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _____________

Commission File Number: 000-52674

HOMETOWN BANCORP, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES (State or other jurisdiction of incorporation or organization)	02-0783010 (I.R.S. Employer Identification No.)
12 Main Street, Walden, New York (Address of principal executive offices)	12586 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  845-778-2171

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by the registrant’s nonaffiliates as of June 30, 2009 was approximately $5.6 million.

The number of shares outstanding of the registrant’s common stock as of March 19, 2010 was 2,326,939.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the 2009 Annual Report to Stockholders are incorporated by reference in Part II of this Form 10-K.

2. Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Index

Forward Looking Statements

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

On June 28, 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company. In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”), resulting in net proceeds of approximately $9.1 million. As of December 31, 2009, 56.3% of the Company’s outstanding common stock, or 1,309,275 shares, were owned by Hometown Bancorp MHC, a federally chartered mutual holding company.

Walden Federal is a federally chartered savings association originally founded in 1919.  We operate as a community-oriented financial institution offering financial services to consumers and businesses in our market area.  We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate loans, construction, land, commercial and consumer loans, which, with the exception of long-term (more than 10 year terms) fixed-rate one- to four-family real estate loans, we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer insurance and investment services through Walden Federal.

Our website address is www.waldenfederal.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Index

Market Area

We are headquartered in Walden, New York.  Our main office (12 Main Street) functions out of three locations within Walden.  In addition to our main office, we operate five full-service branch offices in Montgomery, Otisville, Newburgh and Monroe, New York.  Each of our branch offices are located in Orange County, New York, situated approximately 70 miles northwest from New York City.  We generate deposits through our six offices and conduct lending activities throughout Orange, lower Sullivan and lower Ulster Counties, New York. Continued economic weakness combined with uncertainty of an economic recovery has resulted in a continued housing market downturn and rising unemployment in our market area. The unemployment rate for Orange County has increased to 7.8% at December 31, 2009 from 7.3% at January 31, 2009 according to the New York State Department of Labor.  These factors have resulted in an increase in problem assets and foreclosures in our market area.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America, JP Morgan Chase, Keycorp and Citizens Financial Group, Inc.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 2.48% of the deposits in Orange County, New York.  This amount does not include credit unions.

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

Lending Activities

Loan Portfolio Analysis

The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $1.2 million and $106,000 at December 31, 2009 and 2008, respectively.

Index

	December 31,
	2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$59,590	43.0%	$65,565	47.1%
Construction(1)	7,750	5.6	9,162	6.6
Multi-family and commercial real estate	28,156	20.3	24,971	17.9
Land	15,345	11.0	13,632	9.8
Total real estate loans	110,841	79.9	113,330	81.4
Commercial loans	15,235	11.0	12,763	9.2
Consumer loans:
Home equity	11,950	8.6	12,434	8.9
Other	648	0.5	625	0.5
Total consumer loans	12,598	9.1	13,059	9.4
Total loans	138,674	100.0%	139,152	100.0%

Net deferred loan costs	37		63
Allowance for losses	(1,918)		(1,347)
Loans, net	$136,793		$137,868
__________________
(1)
Amount does not include the unadvanced portions of construction loans.  At December 31, 2009 and 2008, the additional unadvanced portions of construction loans were $2.6 million and $3.5 million, respectively.

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude applicable unadvanced portions of construction loans, net deferred loan costs and the allowance for loan losses.  The table also sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

Contractual Maturities and Interest Rate Sensitivity

December 31, 2009 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$18,688	$9,216	$1,776	$29,680
More than one to five years	10,303	4,671	709	15,683
More than five years	81,850	1,348	10,113	93,311
Total	$110,841	$15,235	$12,598	$138,674

Interest rate terms on amounts due after one year:
Fixed-rate loans	$13,602	$4,740	$6,397	$24,739
Adjustable-rate loans	78,551	1,279	4,425	84,255
Total	$92,153	$6,019	$10,822	$108,994

One- to Four-Family Residential Loans. The largest segment of our loan portfolio is comprised of mortgage loans to enable borrowers to purchase or refinance existing homes most of which serve as the primary residence of the owner.  At December 31, 2009, one- to four-family residential loans totaled $59.6 million, or 43.0% of total loans. We offer fixed-rate and adjustable-rate loans with terms up to 30 years.  Our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index.  The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  We do not offer loans with negative amortization and generally do not offer interest-only one- to four-family residential real estate loans.  Additionally, our current practice is generally to (1) sell to the secondary market newly originated longer term (more than 10 year terms) fixed-rate one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term fixed-rate loans and adjustable-rate loans.  Generally, loans are sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and to a lesser extent Federal Home Loan Bank (“FHLB”) with servicing retained and sold to other investors on a servicing released basis.

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

The majority of one- to four-family residential loans originated by Walden Federal are sold to Freddie Mac or kept in portfolio, in both instances with Walden Federal servicing the loans.  We also sell some loans to the State of New York Mortgage Agency (“SONYMA”) and other investors, with servicing released.  In each case, we utilize the guidelines of the applicable investor that set forth underwriting criteria which factor in various aspects of loan risk, including loan purpose, the borrower’s credit history and credit rating and the ability of the borrower to repay the loan.  Walden Federal does not make subprime loans.  All of the loans sold by us are sold without recourse.

Generally, all one- to four-family residential mortgage loans to be sold to Freddie Mac or retained in portfolio are underwritten to Freddie Mac standards, generally using Loan Prospector, Freddie Mac’s automated loan underwriting system, although on occasion a loan may be manually underwritten.  Borrower information is input into Loan Prospector by our loan processor and reviewed by the underwriter, whose primary responsibility is to ensure that underwriting standards are in conformance with Freddie Mac guidelines.  Once it is determined that the loan meets the Freddie Mac criteria and guidelines, the loan is subject to review and approval by the underwriter and by our loan area manager or chief lending officer. Freddie Mac requires that a sampling of loans be reviewed within two to three months of closing for quality control and to ensure that processing and underwriting are within guidelines.  If it is determined that there were inadequacies or exceptions in the underwriting process, we could be required to repurchase the loan.  In the past ten years, we have not been required to repurchase any loans sold to Freddie Mac.

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

Index

In an effort to provide financing for first-time home buyers, we offer fixed-rate 30-year residential real estate loans through the State of New York Mortgage Agency, Freddie Mac and the United States Department of Agriculture.  We offer mortgage loans through these programs to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions.

Multi-Family and Commercial Real Estate Loans.  We offer fixed- and adjustable-rate mortgage loans secured by a variety of commercial and multi-family real estate, such as small office buildings, warehouses, retail properties and small apartment buildings.  At December 31, 2009, multi-family and commercial real estate loans totaled $28.2 million, or 20.3% of total loans. We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans generally with rates fixed for up to 10 years and for terms of up to 20 years.  Adjustable-rate loans are typically based on the 1- to 5-year U.S. Treasury Bill or Prime Rate as published in The Wall Street Journal plus a specified percentage over the initial rate of interest.  Loans are secured by first mortgages, and amounts generally do not exceed 75% of the property’s appraised value.  These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule.  We require all properties securing multi-family and commercial real estate loans to be appraised by a board-approved independent licensed appraiser.  In most cases, multi-family and commercial real estate loans also are supported by personal guarantees.

At December 31, 2009 our largest multi-family loan was $1.1 million and was secured by apartment buildings and our largest commercial real estate loan was $1.3 million and was secured by a mixed use auto body and repair shop and office building. The $1.3 million represents Walden Federal’s 75% participation share of a $1.7 million loan originated by Walden Federal. Both of these loans were performing in accordance with their terms at December 31, 2009.

Construction Loans. We originate fixed-rate loans to individuals and to builders to finance the construction of residential dwellings.  We also make construction loans for small commercial development projects. At December 31, 2009, construction loans totaled $7.8 million, or 5.6% of total loans. Our construction loans generally are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 months for residential and commercial properties and up to 24 months for builder development properties.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan to value ratio of 95% on residential construction (with credit enhancements) and 75% on commercial construction, based on appraised value as if complete.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2009 our largest construction loan was $990,000 and was secured by a one family residential home. This loan was performing according to its terms at December 31, 2009.

Commercial Loans.  We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. At December 31, 2009, commercial business loans totaled $15.2 million, or 11.0% of total loans.  The maximum amount of our commercial loans is limited by our in-house loans-to-one borrower limit.  We offer term loans for capital improvements, equipment acquisition and long-term working capital.  We originate these loans on both a fixed-rate and adjustable-rate basis with terms up to 10 years.  Adjustable-rate loans are generally based on the Prime Rate as published by The Wall Street Journal.  Secured commercial loans are secured by business assets other than real estate, such as business equipment and inventory.  In addition, in most cases, our commercial loans are backed by the personal guarantee of the borrower.  We also make unsecured commercial loans, but generally only on a short-term basis.

We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. Commercial lines of credit can be fixed- or adjustable-rate based on the prime rate.

Index

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At December 31, 2009 our largest commercial business loan was $1.3 million, which was partially secured by marketable securities. This loan was performing according to its terms at December 31, 2009.

Land Loans. We also originate loans secured by developed and undeveloped land to individuals and builders. At December 31, 2009, land loans totaled $15.3 million, or 11.0% of total loans. Loans to individual borrowers who either own or are purchasing building lots are underwritten in accordance with our consumer loan guidelines discussed below.  These loans typically carry fixed-rates and are written on a 15- year amortization basis but with a short-term balloon maturity (typically five years).  Loans to builders and developers are underwritten using our commercial loan guidelines and are dependent upon the collateral value, borrower financial strength and other loan specific data.  Generally, land loans to builders and developers are written for up to a two-year term on an interest-only basis, with the rate tied to the Prime Rate as published by The Wall Street Journal on an adjustable rate basis or on a fixed-rate basis in accordance with commercial loan pricing.  Loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price.  Our land loans are not made on a speculative basis, but rather for the development of either residential or commercial real estate.

Included within our portfolio of land loans are loans issued to collateralize letters of credit totaling $3.7 million at December 31, 2009, issued by Walden Federal.  These letters of credit typically are issued to municipalities to ensure completion of roads and other improvements in subdivisions.

At December 31, 2009 our largest land loan was a $1.4 million letter of credit and was secured by a residential land development loan. This loan was performing according to its terms at December 31, 2009.

Consumer Loans.  Our consumer loans consist primarily of home equity loans and lines of credit. At December 31, 2009, consumer loans totaled $12.6 million, or 9.1% of total loans.  We occasionally make loans secured by passbook or certificate accounts, unsecured loans, overdraft loans and automobile loans.

We offer fixed-rate home equity loans with a maximum combined loan to value ratio of 90% or less for terms up to 15 years.  At December 31, 2009, fixed-rate home equity loans totaled $8.2 million, or 5.9% of total loans. Home equity loans have fixed and adjustable interest rates and terms up to 20 years. Home equity lines of credit have adjustable rates of interest with five-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal.  At December 31, 2009, home equity lines of credit totaled $3.7 million, or 2.7% of total loans.

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

Index

asset base more responsive to changes in interest rates, the extent of this interest rate sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Commercial Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans.  In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.10x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Index

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

From time to time, we will purchase participations in loans in our market area from local financial institutions to supplement our lending portfolio.  Loan participations that we purchase are also subject to the same credit analysis and approvals as loans we originate.  We are required to review all of the documentation relating to any loan in which we participate.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

We have not historically purchased any whole loans.  However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and was consistent with our interest rate risk strategy.

Summary of Loan Activity

	Year Ended December 31,
(Dollars in thousands)	2009	2008

Total loans at beginning of period	$139,258	$122,243
Originations:
Real estate loans (1)	69,929	62,631
Commercial loans	7,534	8,217
Consumer loans, net activity	(461)	(4)
Total loans originated	77,002	70,844
Purchases of loan participations (2)	—	107
Less:
Principal payments	34,373	39,589
Loan sales	40,534	14,347
Transfers to foreclosed real estate	1,504	—
Total loans at end of period (3)	$139,849	$139,258
_____________________
(1)	Includes $1.2 million and $106,000 in real estate loans held-for-sale which are not reflected in our loan portfolio for the years ended December 31, 2009 and 2008, respectively.
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

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.  The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits.  All unsecured commercial loans and commercial loans with collateral other than marketable securities or real estate over $500,000 must be approved by the board of directors.  Commercial loans over $750,000 secured by real estate and commercial loans over $850,000 secured by marketable securities or cash or cash equivalents must be approved by the board of directors.  All one- to four-family residential loans, including construction and land loans, over $750,000 and all consumer loans over $250,000 must be approved by the board of directors.  The same approval procedures for commercial loans are applicable to commercial real estate and multi-family real estate loans.

Index

Loans-to-One Borrower Limit and Loan Category Concentration. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount my be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2009, our regulatory limit on loans-to-one borrower was $2.3 million. At that date, our largest lending relationship consisted of twelve loans totaling $2.2 million attributed to one individual, including loans to various corporate entities as well as direct loans. These loans were performing in accordance with their original terms at December 31, 2009.

Pursuant to a risk management policy adopted by our board of directors, and in an effort to closely monitor the origination and portfolio balances of higher risk real estate loans and commercial business loans, Walden Federal has established a goal to limit its combined balance of higher risk real estate loans plus commercial business loans to a maximum of 425% of Tier 1 capital, with the commercial business loans component not exceeding 100% of Tier 1 capital.  At December 31, 2009, the combined balance of our higher risk real estate loans and commercial business loans was 380.9% of Tier 1 capital, with the commercial business loan component at 97.5% of Tier 1 capital.  We will continue to closely monitor the origination and portfolio balances of these types of loans and may adjust these ratios after consideration of all relevant factors, including consultations with the Office of Thrift Supervision, our primary federal bank regulator.

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

Index

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, it is initially recorded at fair value at the date of foreclosure less estimated disposal costs. Losses are charged to the allowance for loan losses upon foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income. We had $1.4 million of foreclosed real estate at December 31, 2009.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans:
One- to four-family residential real estate	$2,600	$2,384
Construction	599	959
Multi-family and commercial real estate	360	360
Land	2,004	935
Commercial	-	318
Consumer	-	18
Total nonaccrual loans	5,563	4,974

Foreclosed real estate	1,435	—
Other nonperforming assets	—	—
Total nonperforming assets	6,998	4,974
Troubled debt restructurings	1,076	285
Total nonperforming assets and troubled debt restructurings	$8,074	$5,259

Total nonperforming loans to total loans	4.01%	3.57%
Total nonperforming loans to total assets	3.56	3.31
Total nonperforming assets and troubled debt restructurings to total assets	5.17	3.50

For the year ended December 31, 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was approximately $381,000 as compared to approximately $208,000 at December 31, 2008.

Increases in nonperforming loans were a direct result of the continued housing market downturn and rising unemployment. Nonperforming loans totaled $5.6 million, or 4.0% of total loans at December 31, 2009 compared to $5.0 million, or 3.6% of total loans at December 31, 2008. The $5.6 million in nonperforming loans at year end were comprised of $2.6 million in one-to four-family residential loans, (two of these loans totaling $433,000 were paid off in January 2010), $2.0 million of land loans which included

Index

$1.7 million of loans extended to two residential subdivisions, two loans to builders for construction of unsold homes totaling $599,000 and commercial real estate loans totaling $360,000.

During 2009, we established a specific loan loss allowance of $212,000 for the two relationships totaling $1.7 million of land and construction loan participations mentioned above. These loans are secured by mortgages on residential subdivisions located in our market area. The total specific loan loss allowance on these loans totaled $601,000 at December 31, 2009, based on updated appraisals on the projects indicating lower collateral values given current market conditions.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

Classified Assets

	At December 31,
(Dollars in thousands)	2009	2008
Substandard assets	$8,495	$4,052
Doubtful assets	—	37
Loss assets	—	—
Total classified assets	$8,495	$4,089

The reason for the increases in classified assets is discussed above in the nonperforming assets section.

Special mention loans have increased to $7.3 million as of December 31, 2009 from $3.2 million at December 31, 2008. The increase in special mention loans was a result of the same economic factors discussed above and management’s assessment of potential weaknesses in individual loans that deserve our close attention.

At December 31, 2009, other than the classified asset discussed above, there are no other loans that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

Index

Loan Delinquencies

	December 31,
	2009		2008
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
One- to four-family residential real estate	$947	$320	$315	$117
Construction	—	—	435	—
Commercial and multi-family real estate	—	—	340	—
Land	32	—	914	—
Commercial	—	—	—	—
Consumer	14	5	2	—
Total	$993	$325	$2,006	$117

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

Index

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At December 31, 2009, our allowance for loan losses represented 1.38% of total loans. The allowance for loan losses increased by 42.4% from December 31, 2008 to December 31, 2009, increased by the provision for loan losses during 2009 of $656,000 and reduced by net charge-offs of $85,000.  The decision to increase the allowance reflected management’s consideration of decreases in the real estate values in our market area and increases in our non-performing loans. Other factors affecting the allowance calculation are national and local economic trends and conditions, industry conditions and changes in credit concentrations. Factors such as quality of lending management and staff and lending standards remained reasonably stable during this period.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Allocation of Allowance for Loan Losses

	December 31,
	2009		2008
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
One- to four-family residential real estate	$238	43.0%	$161	47.1%
Construction	291	5.6	100	6.6
Multi-family and commercial real estate	265	20.3	210	17.9
Land	826	11.0	599	9.8
Commercial	196	11.0	162	9.2
Consumer	102	9.1	115	9.4
Total allowance for loan losses	$1,918	100.0%	$1,347	100.0%

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

Index

Analysis of Loan Loss Experience.

	Year Ended December 31,
(Dollars in thousands)	2009	2008
Allowance at beginning of year	$1,347	$787

Provision for loan losses	656	579
Charge offs:
One- to four-family residential real estate loans	27	—
Construction	—	—
Commercial and multi-family real estate loans	—	—
Land	—	—
Commercial loans	24	—
Consumer loans	48	23
Total charge-offs	99	23

Recoveries:
One- to four-family residential real estate loans	—	—
Construction	—	—
Commercial and multi-family real estate loans	—	—
Land	—	—
Commercial loans	—	—
Consumer loans	14	4
Total recoveries	14	4
Net charge-offs	85	19

Allowance at end of year	$1,918	$1,347

Allowance to nonperforming loans	34.5%	27.1%
Allowance to total loans outstanding at the end of the year	1.38	0.97
Net charge-offs to average loans outstanding during the year	0.06	0.01

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds.  We also are required to maintain an investment in Federal Home Loan Bank of New York stock and Atlantic Central Bankers Bank (ACBB).

At December 31, 2009, our investment portfolio totaled $1.3 million, or 0.8% of total assets, and consisted of U.S. agency securities and mortgage-backed securities held to maturity.

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

At the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale are reported at estimated fair value, trading securities are reported at estimated fair value and securities held to maturity are reported at amortized

Index

cost. A periodic review and evaluation of the available-for-sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings for credit related factors and other comprehensive income for noncredit related factors. At December 31, 2009, we had no securities deemed to be other-than-temporarily impaired. At December 31, 2009, we had no securities classified as available for sale or trading.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated (excludes FHLB and ACBB stock).

Investment Securities

	December 31,
	2009		2008
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Government agency securities	$-	$-	$1,000	$1,002
Total available for sale	-	-	1,000	1,002

Securities held to maturity:
U.S. Government agency securities	750	752	750	756
Mortgage-backed securities	540	571	759	774
Total held to maturity	1,290	1,323	1,509	1,530
Total	$1,290	$1,323	$2,509	$2,532

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2009.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Approximately $68,000 of the mortgage-backed securities listed below have adjustable interest rates.

Investment Maturities Schedule

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2009 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
U.S. Government agency securities	—	—	$—	—%	—	—	$—	—%	$—	—%
Total available for sale	—	—	—	—	—	—	—	—	—	—

Securities held to maturity:
U.S. Government agency securities	—	—	750	1.55	—	—	—	—	750	1.55
Mortgage-backed securities	—	—	472	5.46	—	—	$68	2.91%	540	5.14
Total held to maturity	—	—	1,222	3.06	—	—	68	2.91	1,290	3.05
Total	—	—	$1,222	3.06%	—	—	$68	2.91%	$1,290	3.05%

Index

Deposit Activities and Other Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of New York.  Deposits are attracted from within our market area through advertising and the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  In addition to accounts for individuals, we also offer commercial checking accounts designed for the businesses operating in our market area.  We do not have any brokered deposits. Municipal deposits comprise a portion of our total deposits.  The New York State Banking Department has designated the Town of Mount Hope, including the Village of Otisville, as a Banking Development District.  The objective of the program is to encourage the establishment of bank branches in geographic locations where there is a demonstrated need for banking services.  The New York State Office of the Comptroller is authorized to deposit funds with our Otisville branch.  Additionally, Walden Federal can accept public funds from the Town of Mount Hope and the Village of Otisville.  At December 31, 2009, $10.0 million, or 7.6% of our total deposits consisted of one municipal deposit from the New York State Office of the Comptroller.  We have applied to the New York State Banking Department to renew this $10.0 million certificate of deposit for one additional year and we expect this certificate of deposit to remain with us past April 2010. At December 31, 2009, we had a total of $78.2 million in certificates of deposit, of which $72.4 million had remaining maturities of one year or less. Based on historical experience, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the balances of our deposit products at the dates indicated.

Deposits

	December 31,
	2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$19,770	15.0%	$16,947	13.6%
Interest-bearing demand deposits	7,395	5.6	6,644	5.3
Money market accounts	10,526	8.0	11,579	9.3
Savings accounts	15,868	12.0	13,561	10.9
Certificates of deposit	78,189	59.4	76,008	60.9
Total	$131,748	100.0%	$124,739	100.0%

Time Deposit Maturities of $100,000 or more

December 31, 2009 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$9,047
Over three through six months	14,104
Over six through twelve months	8,935
Over twelve months	2,006
Total	$34,092

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York to supplement our investable funds.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member, we are required to own capital stock in the FHLB and are

Index

authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. The Bank at year end December 31, 2009, had a maximum borrowing capacity with the FHLB of approximately $38.0 million, including line of credit facilities, of which $10.0 million was used to secure a municipal letter of credit and $3.0 million of outstanding FHLB advances at December 31, 2009. The unused borrowing capacity with the FHLB was $25.0 million at December 31, 2009.

 We had FHLB short-term advances at December 31, 2009 of $3.0 million. We have an unused $2.0 million federal funds line from our correspondent bank Atlantic Central Bankers Bank as of December 31, 2009.

Borrowings

	Year Ended December 31,
(Dollars in thousands)	2009	2008
Maximum amount outstanding at any month end during the year:
FHLB advances	$9,700	$5,550
Average amount outstanding during the year:
FHLB advances	$2,810	$2,437
Weighted average interest rate during the year:
FHLB advances	1.00%	2.38%
Balance outstanding at end of year:
FHLB advances	$3,000	$4,375
Weighted average interest rate at end of year:
FHLB advances	0.81%	1.42%

Personnel

At December 31, 2009, we had 58 full-time employees and four part-time employees, none of whom is represented by a collective bargaining unit.

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

Index

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

Proposed Federal Legislation

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies.  As a result, Hometown Bancorp would become a bank holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Hometown Bancorp would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

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

Index

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2009, Walden Federal met each of these capital requirements.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the savings association’s total assets when it was deemed undercapitalized or the amount necessary to achieve compliance with applicable capital regulations.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At December 31, 2009, Walden Federal was well-capitalized.

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

Index

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

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  Education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2009, Walden Federal met the qualified thrift lender test.

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

Insurance of Deposit Accounts. In October 2008, deposit insurance by the Federal Deposit Insurance Corporation was increased to a maximum of $250,000 per depositor.  On January 1, 2014, the

Index

maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, under the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program, most of our non-interest-bearing transaction accounts are guaranteed regardless of amount until June 30, 2010.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures.  As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, Walden Federal prepaid $887,000 in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  The Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  The Federal Deposit Insurance Corporation extended this component of the program to cover debt issued through October 31, 2009.  The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions are required to pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  Walden Federal opted not to participate in this part of the Temporary Liquidity Guarantee Program.

Index

The other component of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010.  Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Beginning January 1, 2010, the fees will be based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) will pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) will pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) will pay an annualized assessment rate of 25 basis points.  Walden Federal opted not to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  Hometown Bancorp did not participate in the CPP.

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

      Federal Home Loan Bank System.  Walden Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  Walden Federal, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that FHLB.  Walden Federal was in compliance with this requirement with an investment in FHLB stock at December 31, 2009 of $431,000.

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

Index

Walden Federal received an “outstanding” rating as a result of its most recent Community Reinvestment Act assessment.

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

Index

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2005.  For its 2009 fiscal year, Walden Federal’s maximum federal income tax rate was 34%.

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

Index

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

Bad Debt Reserves.  Deferred tax liabilities have not been recognized with respect to the New York State base-year reserve of approximately $5.2 million at December 31, 2009, since Walden Federal does not expect that these amounts will become taxable in the foreseeable future.

Index

ITEM 1A.	RISK FACTORS

The current economic downturn coupled with turmoil and uncertainty in the financial markets may adversely impact Hometown Bancorp and its ability to successfully execute its business plan.

The current economic downturn may adversely impact the financial condition of the households and businesses comprising Hometown Bancorp’s loan customers. Such a deteriorating financial condition could arise from loss of employment or business revenue exacerbated by a reduction in the value of real estate collateralizing Hometown Bancorp’s customers’ loans. As a consequence, Hometown Bancorp may continue to experience an increase in nonperforming loans which will negatively impact earnings through reduced collections of interest income coupled with possible increases in the provision for loan losses, charge-offs and foreclosure costs. Hometown Bancorp’s ability to originate new loans in accordance with its business plan goals and objectives may also be diminished as a result of these same factors.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.  In addition, the Federal Deposit Insurance Corporation increased the general deposit insurance assessment rate and, therefore, our Federal Deposit Insurance Corporation insurance premium expense will increase compared to prior periods.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The prepayment amount was collected on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years.  Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $887,000 at December 31, 2009.

These actions will significantly increase our noninterest expense in 2010 and in future years as long as the increased premiums are in place.

A downturn in the local economy or local real estate values could hurt Hometown Bancorp’s profits.

Almost all of Hometown Bancorp’s real estate loans are secured by real estate in upstate New York.  As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt Hometown Bancorp’s profits.  Additionally, a decrease in asset quality could require additions to Hometown Bancorp’s allowance for loan losses through increased provisions for loan losses, which would hurt Hometown Bancorp’s profits.  Until 2007, there had been significant increases in real estate values in Hometown Bancorp’s market area.  As a result of these rising home prices, Hometown Bancorp’s loans were well collateralized.  During 2007, however, the real estate market in Orange County began to slow, and during 2008 and continuing in 2009, real estate values in Orange County declined.  Further declines in real estate values could cause some of Hometown Bancorp’s mortgage loans to become inadequately collateralized, which would expose Hometown Bancorp to a greater risk of loss.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and five branch offices. The following table sets forth certain information relating to these facilities at December 31, 2009.

Location	Owned/ Leased	Date of Lease Expiration (including lease extensions)	Net Book Value of Property or Leasehold Improvements at December 31, 2009
			(In thousands)
Main Office:
12 Main Street Walden, New York 12586	Owned	N/A	$1,123

Branches:
(Montgomery) 201 Ward Street, Suite L Montgomery, New York 12549	Leased	10/01/2011	2

(Monroe Wal-Mart) 288 Larkin Drive Monroe, New York 10950	Leased	10/31/2015	79

(Otisville) 2 Sanatorium Avenue, Suite 2 Otisville, New York 10963	Leased	11/01/2014	57

(Monroe ShopRite) 785 Route 17M Monroe, New York 10950	Leased	06/01/2021	105

(Newburgh) 211 South Plank Road Newburgh, New York 12550	Owned	N/A	1,832

Other Properties:
(Loan Center) 74 W. Main Street Walden, New York 12586	Owned	N/A	488

(Loan Annex) 8 Main Street Walden, New York 12586	Owned	N/A	73

As of December 31, 2009, the total net book value of Walden Federal’s offices was $3.8 million.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2009, we

Index

were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holder and Dividend Information

The Company’s common stock is listed on the OTC Bulletin Board under the trading symbol “HTWC.OB”. The Company completed its initial public offering on June 28, 2007 and commenced trading on June 29, 2007. The following table sets forth the high and low bid prices of the common stock and cash dividends paid for the 2009 and 2008 fiscal years, as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	For the Year Ended December 31, 2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$5.40	$5.45	$5.50	$4.80
Low	5.00	5.00	3.06	$3.75
Cash dividends declared	0.02	0.02	0.02	n/a

	For the Year Ended December 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$6.81	$7.25	$7.50	$7.60
Low	3.55	6.75	5.89	$6.90

As of December 31, 2009, there were approximately 298 holders of record of the Company’s common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Hometown Bancorp is not subject to OTS regulatory restrictions on the payment of dividends.  However, Hometown Bancorp’s ability to pay dividends may depend, in part, upon its receipt of dividends from Walden Federal because Hometown Bancorp has no source of income other than earnings from the investment of the net proceeds from the offering that it retained.  Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations.  Walden Federal may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization.  No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. Beginning in the second quarter of 2009, we have paid a quarterly dividend of $0.02 per share. Hometown Bancorp MHC waived its right to the cash dividend in the third and fourth quarters of 2009.

Index

As of December 31, 2009, Hometown Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.

On July 28, 2008, the Board of Directors of the Company announced a stock repurchase program pursuant to which the Company purchased up to 5% of its outstanding shares (excluding shares held by Hometown Bancorp, MHC, the Company’s mutual holding company), or up to 53,561 shares for a period up to 12 months. On March 10, 2009, the Company completed the stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial and Other Data in the Company’s 2009 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2009 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The “Interest Rate Risk Management” section of the Company’s 2009 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements in the Company’s 2009 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

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

Index

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

 Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

DIRECTORS

For information concerning the directors of Hometown Bancorp, the information contained under the section captioned “Proposal 1 – Election of Directors” in Hometown Bancorp’s Proxy Statement for the 2010 Annual Meeting of Stockholders the (“Proxy Statement”) is incorporated by reference.

Index

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

Below is information regarding the executive officers.  Each officer has held his or her current position for at least the last five years, unless otherwise stated.  Ages presented are as of December 31, 2009.

Thomas F. Gibney has been President and Chief Executive Officer of the Bank since 1991.  Age 61.  Director of the Bank, Hometown Bancorp MHC and Hometown Bancorp since June 2006.

Stephen W. Dederick has been Vice President and Chief Financial Officer of Walden Federal since 2004.  Prior to joining Walden Federal, Mr. Dederick served as Vice President and Chief Financial Officer of Community Bank of Orange, NA from April 2002 until March 2004.  Mr. Dederick served as Senior Vice President at Berkshire Bank from March 2001 until January 2002.  Mr. Dederick served as Senior Vice President and Chief Financial Officer of Goshen Savings Bank from 1997 until its acquisition in 2001.  Mr. Dederick has served as Vice President and Chief Financial Officer of Hometown Bancorp MHC and Hometown Bancorp since their formation.  Mr. Dederick joined Walden Federal in 2004.  Age 53.

Judith B. Weyant has been Senior Vice President and Chief Operating Officer of Walden Federal since 1992.  Ms. Weyant has served as Senior Vice President and Chief Operating Officer of Hometown Bancorp MHC and Hometown Bancorp since their formation and as Corporate Secretary of Walden Federal, Hometown Bancorp MHC and Hometown Bancorp since January 2007.  Ms. Weyant joined Walden Federal in 1984.  Age 57.

L. Bruce Lott has been Senior Vice President and Chief Lending Officer of Walden Federal since 2004.  Mr. Lott served as Vice President and Senior Loan Officer of Walden Federal since 2000 and joined Walden Federal in 1995.  Mr. Lott has also served as Senior Vice President of Hometown Bancorp MHC and Hometown Bancorp since their formation.  Age 56.

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

Index

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

(d)	Equity Compensation Plan Information

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	-	$-	163,301
Equity compensation plans not approved by stockholders	-	-	-
Total	-	$-	163,301

(1) No shares have been issued. Closing price as of December 31, 2009 was $5.40.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND IRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section titled “Transactions with Related Persons” in the Proxy Statement.

Index

Director Independence

The information related to director independence required by this item is incorporated herein by reference to the section titled “Proposed 1 – Election of Directors” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Charter of Hometown Bancorp, Inc.(1)
3.2	Bylaws of Hometown Bancorp, Inc.(2)
4.0	Specimen Stock Certificate of Hometown Bancorp, Inc.(1)
10.1	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Thomas F. Gibney (3)
10.2	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Stephen W. Dederick (3)
10.3	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and L. Bruce Lott (3)
10.4	Change in Control Agreement between Walden Federal Savings and Loan Association, Hometown Bancorp, Inc. and Judith B. Weyant (3)
10.5	Walden Federal Savings and Loan Association Directors’ Retirement Plan (3)
10.6	Walden Federal Savings and Loan Association Employee Stock Ownership Plan (3)
10.7	Hometown Bancorp, Inc. 2008 Equity Incentive Plan (4)
13.0	2009 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant (1)
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on March 16, 2007, Registration No. 333-141351.

(2)	Incorporated herein by reference to the Exhibit to Hometown Bancorp, Inc.’s Form 8-K filed on July 25, 2008 (File No. 000-52674).

(3)	Incorporated herein by reference to the Exhibits to Hometown Bancorp, Inc.’s Form 10-K filed on March 31, 2009 (File No. 000-52674).

(4)	Incorporated herein by reference to Appendix A of Hometown Bancorp, Inc.’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders filed on April 7, 2008 (File No. 000-52674).

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hometown Bancorp, Inc.

Date: March 31, 2010	/s/ Thomas F. Gibney
By: Thomas F. Gibney
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas F. Gibney	President, Chief Executive	March 31, 2010
Thomas F. Gibney	Officer and Director
(principal executive officer)

/s/ Stephen W. Dederick	Chief Financial Officer and	March 31, 2010
Stephen W. Dederick	Vice President
(principal accounting and financial officer)

/s/ Joseph B. Horan, III	Director	March 31, 2010
Joseph B. Horan, III

/s/ Steven E. Howell	Director	March 31, 2010
Steven E. Howell

/s/ Gerald N. Jacobowitz	Director	March 31, 2010
Gerald N. Jacobowitz

/s/ Graham S. Jamison	Director	March 31, 2010
Graham S. Jamison

/s/ Stephen E. Sabine	Director	March 31, 2010
Stephen E. Sabine

/s/ Kenneth R. Schliphack	Director	March 31, 2010
Kenneth R. Schliphack

/s/ Curt J. Schoeberl, Sr.	Director	March 31, 2010
Curt J. Schoeberl, Sr.