Form 10-Q
period 2010-03-31
Hometown Bancorp,Inc.
filed 2010-05-17
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐                       No ☒

As of May 17, 2010 there were 2,326,939 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hometown Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands, Except Share Data)
Assets
Cash and due from banks	$5,834	$6,458
Interest earning demand deposits with banks	1,054	1,654
Cash and cash equivalents	6,888	8,112

Certificates of deposit	25	-
Securities available for sale	1,002	-
Securities held to maturity (fair value at March 31, 2010 $1,260; and at December 31,
2009 $1,323)	1,231	1,290
Loans held for sale	-	1,175
Loans receivable, net of allowance for loan losses (at March 31, 2010 $1,970; and at
December 31, 2009 $1,918)	136,756	136,793
Premises and equipment, net	4,047	4,103
Restricted investments in bank stock, at cost	523	491
Other real estate owned	1,795	1,435
Accrued interest receivable and other assets	2,914	2,868

Total Assets	$155,181	$156,267
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$19,030	$19,770
Interest bearing	112,127	111,978
Total Deposits	131,157	131,748

Federal Home Loan Bank advances	3,000	3,000
Advances from borrowers for taxes and insurance	582	736
Accrued interest payable	32	33
Other liabilities	902	1,461
Total Liabilities	135,673	136,978

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; 2,380,500 shares issued	24	24
Paid-in capital	10,083	10,088
Retained earnings	10,495	10,285
Unearned ESOP shares, at cost	(781)	(793)
Treasury stock, at cost, 53,561 shares at March 31, 2010 and at December 31, 2009	(311)	(311)
Accumulated other comprehensive loss	(2)	(4)
Total Stockholders’ Equity	19,508	19,289

Total Liabilities and Stockholders’ Equity	$155,181	$156,267

Index

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest Income	(In thousands, except per share data)

Loans receivable, including fees	$1,981	$2,122
Securities, taxable	13	21
Other	8	3
Total Interest Income	2,002	2,146

Interest Expense
Deposits	314	563
Federal Home Loan Bank advances	6	18
Total Interest Expense	320	581

Net Interest Income	1,682	1,565

Provision for Loan Losses	50	160

Net Interest Income after Provision for Loan Losses	1,632	1,405

Non-interest Income
Banking fees and service charges	245	240
Mortgage banking income, net	141	266
Investment brokerage fees	15	17
Other	11	28
Total Non-interest Income	412	551

Non-interest Expenses
Salaries and employee benefits	978	986
Occupancy and equipment	191	201
Professional fees	64	72
Advertising and marketing	27	25
Data processing	160	145
Telephone and postage	41	51
FDIC premiums	56	24
Other real estate owned expense	44	-
Other	107	137
Total Non-interest Expenses	1,668	1,641

Income before Income Taxes	376	315

Income Tax Expense	145	122

Net Income	$231	$193

Net Income per common share- basic	$0.10	$0.09
Weighted average number of common shares outstanding
– basic	2,248	2,248

Index

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009
(In Thousands, except share data)  (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2008	$24	$10,112	$9,787	$(840)	$(284)	$(5)	$18,794

Comprehensive income:
Net income	-	-	193	-	-	-	193
Other comprehensive loss	-	-	-	-	-	-	-
Total Comprehensive Income							193

Treasury stock purchase
(7,061 shares)	-	-	-	-	(27)	-	(27)
ESOP shares committed to be
released (1,167 shares)	-	(7)	-	12	-	-	5

Balance - March 31, 2009	$24	$10,105	$9,980	$(828)	$(311)	$(5)	$18,965

Balance - December 31, 2009	$24	$10,088	$10,285	$(793)	$(311)	$(4)	$19,289

Comprehensive income:
Net income	-	-	231	-	-	-	231
Other comprehensive income	-	-	-	-	-	2	2
Total Comprehensive Income							233

Cash dividends declared
($0.02 per share)	-	-	(21)	-	-	-	(21)
ESOP shares committed to
be released (1,167 shares)	-	(5)	-	12	-	-	7

Balance - March 31, 2010	$24	$10,083	$10,495	$(781)	$(311)	$(2)	$19,508

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$231	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	67	62
Provision for loan losses	50	160
Amortization of mortgage servicing rights	36	48
Net accretion of securities premiums and discounts	(1)	(2)
Net gain on sale of loans	(76)	(205)
Loans originated for sale	(2,689)	(11,179)
Proceeds from sale of loans	3,940	10,124
ESOP expense	7	5
Increase in accrued interest receivable and other assets	(82)	(211)
Decrease in accrued interest payable and other liabilities	(560)	(907)
Net Cash Provided (Used) by Operating Activities	923	(1,912)
Cash Flows from Investing Activities
Purchases of certificates of deposit	(25)	-
Activity in available for sale securities:
Purchases	(1,000)
Activity in held to maturity securities:
Maturities, calls and principal repayments	60	71
Net increase in loans receivable	(373)	(365)
Net (increase) decrease in restricted investment in Bank stock	(32)	22
Purchases of bank premises and equipment	(11)	(3)
Net Cash Used by Investing Activities	(1,381)	(275)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(591)	3,234
Net decrease in Federal Home Loan Bank advances	-	(1,050)
Decrease in advances from borrowers for taxes and insurance	(154)	(114)
Dividends paid	(21)	-
Treasury stock purchased	-	(27)

Net Cash (Used) Provided by Financing Activities	(766)	2,043

Net Decrease in Cash and Cash Equivalents	(1,224)	(144)

Cash and Cash Equivalents - Beginning	8,112	3,203

Cash and Cash Equivalents - Ending	$6,888	$3,059

Supplementary Cash Flows Information
Interest paid	$321	$639

Income taxes paid	$70	$236

Supplemental Schedule of Noncash Investing Activities
Loans transferred to foreclosed real estate	$360	$83

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2009 and 2008, included in its annual report on Form 10-K.

The unaudited consolidated financial statements at March 31, 2010 and for the three months ended March 31, 2010 and 2009 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Minority Stock Issuance

In June 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company.  In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”). At March 31, 2010, 56.3% of the Company’s outstanding common stock, or 1,309,275 shares, were owned by Hometown Bancorp MHC.

Note 3 – Directors’ Retirement Plan

The Bank provides an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Service cost	$14	$12
Interest cost	2	2
Amortization of past service liability	1	1
Net periodic pension expense	$17	$15

Note 4 – Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  However, certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and gains and losses and past service liabilities for pension plans, are reported as a separate component of equity on the consolidated balance sheets such items, along with net income, are components of comprehensive income.

Index

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March, 31
	2010	2009

	(In Thousands)

Unrealized holding gains (losses) on securities available for sale	$2	$(3)

Reclassification adjustment for Directors’ retirement plan pension
gains and past service liability recognized in pension expense	1	1

Other comprehensive income (loss) before tax	3	(2)

Income tax effect	(1)	2

Net of Tax Amount	$2	$-

At March 31, 2010 and 2009, the components of accumulated other comprehensive loss are as follows:

	2010	2009
	(In Thousands)

Unrealized gain on securities available for sale (net of tax effect
2010 $1; 2009 $0)	$1	$-

Net losses and past service liability for the Directors’ retirement
plan (net of tax effect 2010 ($2); 2009 ($2))	(3)	(5)

	$(2)	$(5)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP which acquired 93,315 shares of the Company’s common stock in the 2007 stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The Company committed to release 1,167 shares to the ESOP during the three months ended March 31, 2010 and 2009, respectively. The Company recognized $7,000 and $5,000 of compensation expense related to this plan for the three months ended March 31, 2010 and 2009, respectively. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 – Net Income Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2010 and 2009, had no potentially dilutive common stock equivalents. Unallocated shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

Index

Note 7 – Dividends

On January 22, 2010, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend reflects an annual cash dividend rate of $0.08 per share. The dividend was payable to stockholders of record as of February 5, 2010, and was paid on February 19, 2010. Hometown Bancorp MHC which holds approximately 56.3% of the Company’s total outstanding shares waived receipt of the dividend on its shares.

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

Note 9 - Recent Accounting Pronouncements

ASU 2010-06

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. For the portions adopted, this update did not have a significant impact to the consolidated financial statements. The Company does not expect that the update that is not effective will have any impact on its consolidated financial statements. There were no transfers in and out of Level 1 and Level 2 during the quarter ended March 31, 2010.

Index

Note 10 – Securities

The amortized cost of securities and their approximate fair values are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
March 31, 2010:
U.S. Government agencies	$1,000	$2	$-	$1,002

Held to Maturity:
March 31, 2010:
U.S. Government agencies	$750	$1	$-	$751
Mortgage-backed securities	481	28	-	509
	$1,231	$29	$-	$1,260

December 31, 2009:
U.S. Government agencies	$750	$2	$-	$752
Mortgage-backed securities	540	31	-	571
	$1,290	$33	$-	$1,323

The amortized cost and fair value of securities as of March 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the borrowers may have the right to prepay obligations with or without any penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,000	1,002	750	751
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed securities	-	-	481	509
	$1,000	$1,002	$1,231	$1,260

At March 31, 2010 and December 31, 2009, the Company had no securities in an unrealized loss position.

There were no sales of investments for the three months ended March 31, 2010 and 2009. At March 31, 2010 and December 31, 2009, securities with a carrying value of none and $100,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Note 11 – Mortgage Servicing Rights

At March 31, 2010 and December 31, 2009, one-to-four family residential mortgage loans serviced for others amounted to approximately $87.4 million and $86.7 million, respectively.  Advances from borrowers for taxes and insurance related to loans serviced for others amounted to approximately $347,000 and $532,000, respectively, at March 31, 2010 and December 31, 2009.  These loans and related advances are not included in the accompanying consolidated balance sheets. Mortgage servicing rights balances are include in accrued interest receivable and other assets on the consolidated balance sheets.

Index

The following summarizes activity pertaining to mortgage servicing rights for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(In Thousands)

Balance, beginning	$397	$310
Capitalized during the quarter	46	50
Amortization	(36)	(48)
Balance, ending	$407	$312

Note 12 – Fair Value Measurements and Fair Values of Financial Instruments

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy under ASC 820 are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurement by level within the fair value hierarchy used at March 31, 2010 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Securities available for sale	$1,002	$-	$1,002	$-
Forward sales contract	$16	$-	$16	$-

Index

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Forward sales contract	$6	$-	$6	$-

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 are as follows:

Description	Carry Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$1,646	$-	$-	$1,646

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

Description	Carry Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$1,695	$-	$-	$1,695

Index

Fair value of impaired loans is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances as determined under ASC 310-10. At March 31, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.6 million, net of a valuation allowance of $708,000. At December 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.7 million, net of a valuation allowance of $633,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheet for these instruments approximate the fair value.

Certificates of Deposit

The carrying amounts reported in the consolidated balance sheet for certificates of deposit approximate the fair value.

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

Impaired Loans

Impaired loans are those that are accounted for under ASC 310-10 in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances.

Index

Restricted Investments in Bank Stock

The carrying amount of Federal Home Loan Bank and Atlantic Central Bankers Bank stock approximates fair value.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Mortgage Servicing Rights

The Company accounts for mortgage servicing rights (“MSR’s”) at amortized cost. The Company performs a valuation of fair value to determine if there is any impairment. Fair value for MSR’s is determined using a static discounted cash flow valuation approach. This approach consists of projecting servicing cash flows under static interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSR’s include mortgage prepayment speeds and discount rates. The fair value of MSR’s is primarily affected by changes in prepayments that result from shifts in mortgage interest rates.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and present credit worthiness of the counterparties.  At March 31, 2010 and December 31, 2009, the fair value of these instruments was not material.

Index

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$6,888	$6,888	$8,112	$8,112
Certificates of deposit	25	25	-	-
Securities available for sale	1,002	1,002	-	-
Securities held to maturity	1,231	1,260	1,290	1,323
Loans held for sale	-	-	1,175	1,175
Loans receivable, net	136,756	141,861	136,793	141,703
Restricted investments in bank stock	523	523	491	491
Accrued interest receivable	595	595	613	613
Mortgage servicing rights	407	711	397	646

Financial liabilities:
Non-interest bearing demand accounts	19,030	19,030	19,770	19,770
NOW accounts	7,856	7,856	7,395	7,395
Money market accounts	11,114	11,114	10,526	10,526
Savings accounts	17,294	17,294	15,868	15,868
Certificates of deposit	75,863	76,372	78,189	78,790
Federal Home Loan Bank advances	3,000	3,000	3,000	3,000
Accrued interest payable	32	32	33	33

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 13 – Subsequent Events

On April 26, 2010, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend will be payable to stockholders of record as of May 7, 2010, and will be paid on or about May 21, 2010. Hometown Bancorp MHC, which holds approximately 56.3% of the Company’s total outstanding stock, will waive receipt of the dividend on its shares.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

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

Index

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

Index

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

Balance Sheet Analysis

Overview.  Total assets decreased $1.1 million, or 0.7%, to $155.2 million at March 31, 2010. The decrease was due primarily to a decrease in cash and cash equivalents of $1.2 million and a decrease in loans held for sale of $1.2 million, offset by an increase of $1.0 million in securities available for sale. Loans net, decreased $37,000, to $136.8 million at March 31, 2010.

Total stockholders’ equity increased $219,000 during the three months ended March 31, 2010 to $19.5 million due primarily to net income of $231,000, partially offset by dividends declared of approximately $21,000.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Loans.  At March 31, 2010, total loans, net, were $136.8 million, or 88.1% of total assets as compared with $136.8 million, or 87.5% of total assets at December 31, 2009.  In the three months ended March 31, 2010, the loan portfolio declined $37,000. The primary reasons for the decline in loans during the first quarter of 2010 were decreases of $2.3 million in construction mortgages, decreases of $1.0 million in commercial business loans and decreases of $632,000 in commercial real estate loans, offset by increases of $3.8 million in residential mortgages.

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more as of March 31, 2010 or December 31, 2009.

Index

(Dollars in thousands)	March 31, 2010	December 31, 2009
Nonaccrual loans:
One- to four-family residential real estate	$2,850	$2,600
Construction	599	599
Multi-family and commercial real estate	—	360
Land	2,030	2,004
Commercial	—	—
Consumer	—	—
Total	5,479	5,563

Other real estate owned	1,795	1,435
Other nonperforming assets	—	—
Total nonperforming assets	7,274	6,998
Troubled debt restructurings	1,076	1,076
Troubled debt restructurings and
total nonperforming assets	$8,350	$8,074

Total nonperforming loans to total loans	3.95%	4.01%
Total nonperforming loans to total assets	3.53	3.56
Total nonperforming assets and troubled
debt restructurings to total assets	5.38	5.17

The $5.5 million in nonperforming loans at quarter end were comprised of $2.9 million in one-to four-family residential real estate loans, $2.0 million of land loans (which included $1.7 million of loans extended to two residential subdivisions) and two loans to builders for construction of unsold homes totaling $599,000.

Securities.  The investment securities portfolio was $2.2 million, or 1.4% of total assets, at March 31, 2010 compared to $1.3 million or 0.8% of total assets, at December 31, 2009.  Our investment portfolio consists primarily of U.S. Government agency securities and GNMA and FHLMC mortgage-backed securities. The increase in investment securities was the result of a purchase of a $1.0 million U.S. Government agency bond during the quarter ended March 31, 2010, which was partially offset by a decrease of $60,000 due to principal repayments on the mortgage-backed securities.

Other real estate owned. Other real estate owned totaled $1.8 million at March 31, 2010 compared to $1.4 million at December 31, 2009. During the quarter ended March 31, 2010, we foreclosed on a commercial building with a carrying value of $360,000. Other real estate owned consisted of two residential properties, one residential building lot and three commercial buildings at March 31, 2010.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the three months ended March 31, 2010, deposits decreased $591,000, or 0.4% to $131.2 million at March 31, 2010. The decrease in deposits consisted primarily of declines in certificates of deposit which decreased by $2.3 million and non-interest checking which decreased by $740,000. This decrease was offset in part by an increase in savings accounts of $1.4 million and an increase in money market and interest checking accounts of approximately $1.0 million.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments.  We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position. We had borrowings at March 31, 2010 and December 31, 2009 of $3.0 million, respectively.

Stockholders’ Equity.  Total stockholders’ equity increased $219,000 from $19.3 million at December 31, 2009 to $19.5 million at March 31, 2010. Equity increased primarily due to net income of $231,000 for the three months ended March 31, 2010, partially offset by dividends declared of approximately $21,000 during the first quarter of 2010.

Index

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Financial Highlights. Net income increased $38,000, or 19.7%, to $231,000 for the three months ended March 31, 2010 compared to $193,000 for the same period in the prior year. The increase in the first quarter net income was primarily due to higher net interest income and a decrease in the provision for loan losses partially offset by a decrease in non-interest income and a slight increase in non-interest expense for the quarter ended March 31, 2010.

Net Interest Income.  Net interest income increased by $117,000, or 7.5%, to $1.7 million for the three months ended March 31, 2010 compared to $1.6 million for the prior year period, primarily as a result of a reduction in interest expense partially offset by a decrease in interest income on loans, securities and other interest income.

Interest income on loans decreased $141,000, or 6.6%, to $2.0 million during the three months ended March 31, 2010 as the average yield on the loan portfolio decreased 32 basis points to 5.78% for the three months ended March 31, 2010, and the average balance of the loan portfolio decreased $1.9 million, or 1.4%, to $137.2 million. The decrease in the average balance of the loan portfolio was due primarily to a decrease in construction mortgages and commercial business loans, offset by an increase in one- to four-family residential real estate loans. The decrease in the average yield on loans was mostly the result of the decreases in market interest rates over the last year on new originations.

Interest income on investment securities decreased $8,000 for the three months ended March 31, 2010 to $13,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the three months ended March 31, 2010 to $2.1 million compared to $2.5 million in the prior year period. The average yield on investment securities decreased 86 basis points to 2.53% for the three months ended March 31, 2010.

Interest expense on deposits decreased from $563,000 for the three months ended March 31, 2009, to $314,000 for the three months ended March 31, 2010, a decrease of $249,000, or 44.2%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 1.12%, for the three months ended March 31, 2010, compared to 2.09% for the three months ended March 31, 2009. The decrease in yields on deposits was offset by an increase in the average balance of interest-bearing deposits during the three months ended March 31, 2010 of $4.7 million, or 4.4% to $112.3 million, compared with $107.5 million in the prior year period, due primarily to an increase in average balances of savings and interest-bearing demand deposit accounts of $3.4 million and certificates of deposit of $2.2 million, offset by a decrease in money market accounts of $801,000.

Interest expense on borrowings decreased to $6,000 for the three months ended March 31, 2010 compared to $18,000 for the prior year period. The average balance of borrowings during the three months ended March 31, 2010 decreased to $3.0 million, compared with $6.0 million in the prior year period. The average cost of borrowings decreased 41 basis points to 0.80%, for the three months ended March 31, 2010, compared to 1.21% for the three months ended March 31, 2009.

For the three months ended March 31, 2010, our net interest margin increased 41 basis points to 4.77% from 4.36% for the prior year period. The interest rate spread increased by 64 basis points to 4.57% for the three months ended March 31, 2010 from 3.93% for the prior year period.  The increase both in our interest rate spread and in our net interest margin for the quarter was primarily due to low short-term interest rates which resulted in the downward repricing of many of the Company’s interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009.

Index

	Three Months Ended March 31,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$137,190	$1,981	5.78%	$139,090	$2,122	6.10%
Investment securities	2,059	13	2.53	2,477	21	3.39
Other interest-earning assets	1,728	8	1.85	1,904	3	0.63
Total interest-earning assets	140,977	2,002	5.68	143,471	2,146	5.98

Non-interest-earning assets	15,754			6,880
Total assets	$156,731			$150,351

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,570	4	0.21	$6,587	4	0.24
Money market accounts	10,749	21	0.78	11,550	32	1.11
Savings accounts	16,672	25	0.60	14,290	20	0.56
Certificates of deposit	77,302	264	1.37	75,122	507	2.70
Borrowings	3,000	6	0.80	5,951	18	1.21
Total interest-bearing liabilities	115,293	320	1.11	113,500	581	2.05

Non-interest-bearing demand deposits	20,069			16,006
Other non-interest-bearing liabilities	1,834			1,975
Total liabilities	137,196			131,481

Stockholders’ equity	19,535			18,870
Total liabilities and stockholders’ equity	$156,731			$150,351

Net interest income		$1,682			$1,565
Interest rate spread			4.57			3.93
Net interest margin			4.77			4.36
Average interest-earning assets to
average interest-bearing liabilities	122.28%			126.41%

Provision for Loan Losses.  The provision for loan losses for the quarter ended March 31, 2010 was $50,000, a decrease of $110,000 as compared to the quarter ended March 31, 2009. The decrease was as a result of a reduction in construction and commercial loans during the first quarter of 2010, which have a higher risk component in our allowance calculation compared to the increase in nonperforming loans and weakening economic conditions in the first quarter of 2009. There were net recoveries of approximately $2,000 during the first quarter of 2010 compared to net charge-offs of $37,000 during the prior year period.

Non-Interest Income.  Non-interest income was $412,000 for the quarter ended March 31, 2010 compared to $551,000 for the quarter ended March 31, 2009. The primary reason for the decrease in non-interest income for the quarter ended March 31, 2010, was mortgage banking income, net, which decreased by $125,000. This was a result of decreased volume of loans sold and unfunded loans committed to be sold during the first quarter of 2010. Rental income decreased by $9,000 as a result of an unoccupied rental space in our Newburgh office during the first quarter of 2010 compared to the first quarter of 2009. These decreases were partially offset by increases in banking fees and service charges of $5,000 in our core deposit accounts.

Non-Interest Expenses.  Non-interest expense increased by $27,000 and was $1.7 million for the quarter ended March 31, 2010, compared to $1.6 million for the quarter ended March 31, 2009. Non-interest expense increased primarily due to increases in other real estate owned expenses of $44,000, FDIC deposit insurance premium increases of $32,000 and data processing expense of $15,000. These increases were partially offset by decreases in salaries and employee benefits and occupancy and equipment expenses of $18,000 and other expenses of $30,000.

Index

Income Tax Expense. Income tax expense was $145,000 for the three months ended March 31, 2010 as compared to $122,000 for the three months ended March 31, 2009. Higher levels of pre-tax income resulted in an increase in income tax expense. The effective tax rate was 38.6% for the three months ended March 31, 2010 and 38.7% for the three months ended March 31, 2009.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2010, cash and cash equivalents totaled $6.9 million.  In addition, at March 31, 2010, we had arrangements to borrow up to $24.8 million from the Federal Home Loan Bank of New York.  On March 31, 2010, we had short-term advances outstanding of $3.0 million with the Federal Home Loan Bank. As of March 31, 2010, we have an unused $2.0 million federal funds line from Atlantic Central Bankers Bank.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2010, we had $12.6 million in loan commitments outstanding, which primarily consisted of $1.9 million in unadvanced portions of construction loans, $1.0 million in commitments to fund one- to four-family residential real estate loans, $1.4 million in commercial real estate loans, $2.1 million in unused home equity lines of credit and $5.2 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2011 totaled $69.4 million, or 91.5% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

Index

For the three months ended March 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Hometown Bancorp is not involved in any pending legal proceedings.  Walden Federal is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its consolidated financial condition and results of operations.

Item 1A. Risk Factors

Not applicable because the Company is a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Removed and Reserved

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

HOMETOWN BANCORP, INC.

Dated: May 17, 2010	By:	/s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: May 17, 2010	By:	/s/ Stephen W. Dederick
Stephen W. Dederick
Vice President and
Chief Financial Officer
(principal financial and accounting officer)