Form 10-Q
period 2010-06-30
Hometown Bancorp,Inc.
filed 2010-08-16
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐                           No ☒

As of August 16, 2010 there were 2,326,939 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2010	2009
	(Dollars in Thousands, Except Share Data)
Assets

Cash and due from banks	$4,722	$6,458
Interest earning demand deposits with banks	1,149	1,654
Cash and cash equivalents	5,871	8,112

Certificates of deposit	25	-
Securities available for sale	1,001	-
Securities held to maturity (fair value at June 30, 2010 $1,212; and at December 31,
2009 $1,323)	1,188	1,290
Loans held for sale	1,293	1,175
Loans receivable, net of allowance for loan losses (at June 30, 2010 $1,957; and at
December 31, 2009 $1,918)	137,794	136,793
Premises and equipment, net	3,997	4,103
Restricted investments in bank stock, at cost	499	491
Other real estate owned	2,019	1,435
Accrued interest receivable and other assets	3,232	2,868

Total Assets	$156,919	$156,267
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$19,893	$19,770
Interest bearing	113,131	111,978
Total Deposits	133,024	131,748

Federal Home Loan Bank advances	2,000	3,000
Advances from borrowers for taxes and insurance	976	736
Accrued interest payable	29	33
Other liabilities	1,384	1,461
Total Liabilities	137,413	136,978

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; 2,380,500 shares issued	24	24
Paid-in capital	10,078	10,088
Retained earnings	10,487	10,285
Unearned ESOP shares, at cost	(770)	(793)
Treasury stock, at cost, 53,561 shares at June 30, 2010 and at December 31, 2009	(311)	(311)
Accumulated other comprehensive loss	(2)	(4)
Total Stockholders’ Equity	19,506	19,289

Total Liabilities and Stockholders’ Equity	$156,919	$156,267

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest Income
Loans receivable, including fees	$1,936	$2,051	$3,917	$4,173
Securities	12	18	25	39
Other	6	8	14	11
Total Interest Income	1,954	2,077	3,956	4,223

Interest Expense
Deposits	292	528	606	1,091
Federal Home Loan Bank advances	5	2	11	20
Total Interest Expense	297	530	617	1,111

Net Interest Income	1,657	1,547	3,339	3,112

Provision for Loan Losses	338	158	388	318

Net Interest Income after Provision for Loan Losses	1,319	1,389	2,951	2,794

Non-interest Income
Banking fees and service charges	256	278	501	518
Mortgage banking income, net	126	295	267	561
Investment brokerage fees	23	17	38	34
Other	-	20	11	48
Total Non-interest Income	405	610	817	1,161

Non-interest Expenses
Salaries and employee benefits	974	1,032	1,952	2,018
Occupancy and equipment	178	181	369	382
Professional fees	66	89	130	161
Advertising and marketing	35	30	62	55
Data processing	156	145	316	290
Telephone and postage	37	52	78	103
FDIC premium	54	195	110	219
Other real estate owned expense	79	22	123	22
Other	124	151	231	288
Total Non-interest Expenses	1,703	1,897	3,371	3,538

Income before Income Taxes	21	102	397	417

Income Tax Expense	9	40	154	162

Net Income	$12	$62	$243	$255

Net Income per common share- basic	$0.01	$0.03	$0.11	$0.11
Weighted average number of common shares outstanding
– basic	2,249	2,244	2,249	2,246
Dividends per share	$0.02	$0.02	$0.04	$0.02

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2010 and 2009
(In Thousands, except share data)  (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2008	$24	$10,112	$9,787	$(840)	$(284)	$(5)	$18,794

Comprehensive income:
Net income	-	-	255	-	-	-	255
Other comprehensive loss	-	-	-	-	-	4	4
Total Comprehensive Income							259

Treasury stock purchase
(7,061 shares)	-	-	-	-	(27)	-	(27)
Cash dividends declared
($0.02 per share)	-	-	(46)	-	-	-	(46)
ESOP shares committed to be
released (2,333 shares)	-	(13)	-	23	-	-	10

Balance - June 30, 2009	$24	$10,099	$9,996	$(817)	$(311)	$(1)	$18,990

Balance - December 31, 2009	$24	$10,088	$10,285	$(793)	$(311)	$(4)	$19,289

Comprehensive income:
Net income	-	-	243	-	-	-	243
Other comprehensive income	-	-	-	-	-	2	2
Total Comprehensive Income							245

Cash dividends declared
($0.02 per share)	-	-	(41)	-	-	-	(41)
ESOP shares committed to be
released (2,333 shares)	-	(10)	-	23	-	-	13

Balance - June 30, 2010	$24	$10,078	$10,487	$(770)	$(311)	$(2)	$19,506

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$243	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	129	137
Provision for loan losses	388	318
Amortization of mortgage servicing rights	69	97
Net accretion of securities premiums and discounts	(2)	(2)
Net gain on sale of loans	(145)	(384)
Loans originated for sale	(7,071)	(28,581)
Proceeds from sale of loans	7,098	27,343
ESOP expense	13	10
Valuation write-down of other real estate owned	58	-
Increase in accrued interest receivable and other assets	(145)	(165)
Decrease in accrued interest payable and other liabilities	(81)	(384)
Net Cash Provided (Used) by Operating Activities	554	(1,356)
Cash Flows from Investing Activities
Purchases of certificates of deposit	(25)	-
Activity in available for sale securities:
Purchases	(1,000)	-
Activity in held to maturity securities:
Purchases	(750)	(750)
Maturities, calls and principal repayments	854	894
Net (increase) decrease in loans receivable	(2,318)	2,511
Net (increase) decrease in restricted investment in bank stock	(8)	69
Purchases of bank premises and equipment	(23)	(196)
Net Cash Provided (Used) by Investing Activities	(3,270)	2,528
Cash Flows from Financing Activities
Net increase in deposits	1,276	6,597
Net (decrease) increase in Federal Home Loan Bank advances	(1,000)	4,375
Increase in advances from borrowers for taxes and insurance	240	219
Dividends paid	(41)	(46)
Treasury stock purchased	-	(27)

Net Cash Provided by Financing Activities	475	2,368

Net Increase (Decrease) in Cash and Cash Equivalents	(2,241)	3,540

Cash and Cash Equivalents - Beginning	8,112	3,203
Cash and Cash Equivalents - Ending	$5,871	$6,743

Supplementary Cash Flows Information
Interest paid	$621	$1,217

Income taxes paid	$216	$586

Supplemental Schedule of Noncash Investing Activities
Loans transferred to foreclosed real estate	$642	$949
Debenture collateral acquired in partial settlement of loan	$287	$-

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2009 and 2008, included in its annual report on Form 10-K.

The unaudited consolidated financial statements at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Minority Stock Issuance

In June 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company.  In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”). At June 30, 2010, 56.3% of the Company’s outstanding common stock, or 1,309,275 shares, were owned by Hometown Bancorp MHC, the Company’s Mutual Holding Company.

Note 3 – Directors’ Retirement Plan

The Bank provides an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	2010	2009
Service cost	$28	$24
Interest cost	4	4
Amortization of past service liability	2	2
Net periodic pension expense	$34	$30

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

Index

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)

Unrealized holding gain (loss) on securities available for sale	$(1)	$5	$1	$2

Reclassification adjustment for Directors’ retirement plan pension gains
and past service liability recognized in pension expense	1	1	2	3

Other comprehensive income before tax	-	6	3	5

Income tax effect	-	(2)	(1)	(1)

Net of Tax Amount	$-	$4	$2	$4

   At June 30, 2010 and 2009, the components of accumulated other comprehensive loss are as follows:

	2010	2009
	(In Thousands)

Unrealized gain on securities available for sale (net of tax effect
2010 $0; 2009 $1)	$-	$3

Net losses and past service liability for the Directors’ retirement
plan (net of tax effect 2010 ($2); 2009 ($3))	(2)	(4)

	$(2)	$(1)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP which acquired 93,315 shares of the Company’s common stock in the 2007 stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The Company committed to release 2,333 shares to the ESOP during the six months ended June 30, 2010 and 2009, respectively. The Company recognized $13,000 and $10,000 of compensation expense related to this plan for the six months ended June 30, 2010 and 2009, respectively. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 – Net Income Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the six months ended June 30, 2010 and 2009, had no potentially dilutive common stock equivalents. Unallocated shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

Index

Note 7 – Dividends

On April 26, 2010, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend reflects an annual cash dividend rate of $0.08 per share. The dividend was payable to stockholders of record as of May 7, 2010, and was paid on May 21, 2010. Hometown Bancorp MHC which holds approximately 56.3% of the Company’s total outstanding shares waived receipt of the dividend on its shares.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. For the portions adopted, this update did not have a significant impact to the consolidated financial statements. The Company does not expect that the update that is not effective will have any impact on its consolidated financial statements. There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2010.

ASU 2010-20

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

Index

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.

Note 10 – Securities

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
June 30, 2010:
U.S. Government agencies	$1,000	$1	$-	$1,001

Held to Maturity:
June 30, 2010:
U.S. Government agencies	$750	$2	$-	$752
Mortgage-backed securities	438	22	-	460
	$1,188	$24	$-	$1,212

December 31, 2009:
U.S. Government agencies	$750	$2	$-	$752
Mortgage-backed securities	540	31	-	571
	$1,290	$33	$-	$1,323

The amortized cost and fair value of securities as of June 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the borrowers may have the right to prepay obligations with or without any penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,000	1,001	750	752
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed securities	-	-	438	460
	$1,000	$1,001	$1,188	$1,212

Index

At June 30, 2010 and December 31, 2009, the Company had no securities in an unrealized loss position.

There were no sales of investments for the six months ended June 30, 2010 and 2009. At December 31, 2009, securities with a carrying value of $100,000, were pledged to secure public deposits and for other purposes required or permitted by law. No securities were pledged at June 30, 2010.

Note 11 – Mortgage Servicing Rights

At June 30, 2010 and December 31, 2009, one-to-four family residential mortgage loans serviced for others amounted to approximately $87.4 million and $86.7 million, respectively.  Advances from borrowers for taxes and insurance related to loans serviced for others amounted to approximately $1.7 million and $1.3 million, respectively, at June 30, 2010 and December 31, 2009.  These loans and related advances are not included in the accompanying consolidated balance sheets. Mortgage servicing rights balances are included in accrued interest receivable and other assets on the consolidated balance sheets.

The following summarizes activity pertaining to mortgage servicing rights for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(In Thousands)

Balance, beginning	$397	$310
Capitalized during the period	75	157
Amortization	(69)	(97)
Balance, ending	$403	$370

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 are as follows:

Index

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

U.S. Government agencies	$1,001	$-	$1,001	$-
Forward sales contract	$23	$-	$23	$-

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 are as follows:

Description	Carry Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$1,646	$-	$-	$1,646
Other real estate owned	$806	$-	$-	$806
Debenture	$287	$-	$287	$-

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

Fair value of impaired loans is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances as determined under ASC 310-10. At June 30, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.6 million, net of a valuation allowance of $674,000. At December 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.7 million, net of a valuation allowance of $633,000.

Fair value of other real estate owned is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2010, other real estate owned, which are measured for impairment using the fair value of the collateral less cost to sell for collateral dependent loans, had a carrying amount of $806,000, net of a valuation write-down of $58,000, which was recorded in other real estate owned expense.

The Company received a debenture which was collateral for a commercial business loan that was charged-off during the three months ended June 30, 2010. Fair value for the debenture is determined using a discounted cash flow valuation approach. This approach consists of projected cash flows under interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The debenture is recorded in other assets at June 30, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheet for these instruments approximate the fair value.

Certificates of Deposit

The carrying amounts reported in the consolidated balance sheet for certificates of deposit approximate the fair value.

Index

Securities

Fair values of available for sale and held to maturity securities are based on quoted market prices of comparable instruments. When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing. Matrix prices, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Debenture

The Company records the debenture initially at fair value, then subsequently accounts for this at the lower of the carrying amount or fair value. Fair value for the debenture is determined using a discounted cash flow valuation approach. This approach consists of projected cash flows under interest-rate scenarios and discounting these cash flows using risk-adjusted rates.

Deposits

Fair values for demand deposits, savings accounts and certain money market deposits are, by definition, equal to the amount payable on demand at the reporting date.  Fair values of fixed-maturity

Index

certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on similar instruments with similar maturities.

Federal Home Loan Bank Advances

The carrying amount of Federal Home Loan Bank Advances approximates fair value.

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and present credit worthiness of the counterparties.  At June 30, 2010 and December 31, 2009, the fair value of these instruments was not material.

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$5,871	$5,871	$8,112	$8,112
Certificates of deposit	25	25	-	-
Securities available for sale	1,001	1,001	-	-
Securities held to maturity	1,188	1,212	1,290	1,323
Loans held for sale	1,293	1,293	1,175	1,175
Loans receivable, net	137,794	144,038	136,793	141,703
Restricted investments in bank stock	499	499	491	491
Accrued interest receivable	639	639	613	613
Mortgage servicing rights	403	579	397	646
Debenture	287	287	-	-

Financial liabilities:
Non-interest bearing demand accounts	19,893	19,893	19,770	19,770
NOW accounts	8,168	8,168	7,395	7,395
Money market accounts	11,252	11,252	10,526	10,526
Savings accounts	18,221	18,221	15,868	15,868
Certificates of deposit	75,490	75,977	78,189	78,790
Federal Home Loan Bank advances	2,000	2,000	3,000	3,000
Accrued interest payable	29	29	33	33

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 13 – Subsequent Events

On July 23, 2010, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend will be payable to stockholders of record as of August 6, 2010, and will be paid on or about August 20, 2010. Hometown Bancorp MHC, which holds approximately 56.3% of the Company’s total outstanding stock, will waive receipt of the dividend on its shares.

Index

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require the Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks).  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Balance Sheet Analysis

Overview.  Total assets grew $652,000, or 0.4%, to $156.9 million at June 30, 2010 from $156.3 million at December 31, 2009. The increase was due primarily to an increase in loans receivable, net of $1.0 million, an increase of $899,000 in investment securities and an increase of $584,000 in other real estate owned, offset by a decrease in cash and cash equivalents of $2.2 million, from December 31, 2009 to June 30, 2010.

Total stockholders’ equity increased $217,000 during the six months ended June 30, 2010 to $19.5 million due primarily to net income of $243,000, partially offset by dividends declared of approximately $41,000.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Loans.  At June 30, 2010, total loans, net, were $137.8 million, or 87.8% of total assets as compared with $136.8 million, or 87.5% of total assets at December 31, 2009.  In the six months ended June 30, 2010, the loan portfolio grew $1.0 million. The primary reasons for the growth in loans during 2010 were increases of $4.4 million in residential mortgages and increases of $690,000 in commercial real estate loans, offset by decreases of $2.6 million in construction mortgages and $2.0 million in commercial business loans.

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more as of June 30, 2010 or December 31, 2009.

Index

(Dollars in thousands)	June 30, 2010	December 31, 2009
Nonaccrual loans:
One- to -four family residential real estate	$2,681	$2,600
Construction	599	599
Multi-family and commercial real estate	78	360
Land	2,062	2,004
Commercial	—	—
Consumer	—	—
Total	5,420	5,563

Other real estate owned	2,019	1,435
Other nonperforming assets	—	—
Total nonperforming assets	7,439	6,998
Troubled debt restructurings	1,076	1,076
Troubled debt restructurings and
total nonperforming assets	$8,515	$8,074

Total nonperforming loans to total loans	3.88%	4.01%
Total nonperforming loans to total assets	3.45	3.56
Total nonperforming assets and troubled
debt restructurings to total assets	5.43	5.17

Nonperforming loans totaled $5.4 million, or 3.9%, of total loans at June 30, 2010 compared to $5.6 million, or 4.0%, of total loans at December 31, 2009. Nonperforming loans at June 30, 2010 were comprised primarily of $2.7 million in one- to -four family residential loans, $2.1 million of land loans (which included $1.7 million of loans extended to two residential subdivisions) and two loans to builders for construction of unsold homes totaling $599,000.

Securities.  The investment securities portfolio was $2.2 million, or 1.4% of total assets, at June 30, 2010 compared to $1.3 million, or 0.8% of total assets, at December 31, 2009.  Our investment portfolio consists primarily of U.S. Government agency securities and GNMA and FHLMC mortgage-backed securities. The increase in investment securities was the result of a purchase of a $1.0 million U.S. Government agency bond during the first half of 2010, which was partially offset by a decrease of $104,000 due to principal repayments on the mortgage-backed securities during the same time period.

Other real estate owned. Other real estate owned totaled $2.0 million at June 30, 2010 compared to $1.4 million at December 31, 2009. Other real estate owned consisted of four residential properties, one residential building lot and three commercial buildings at June 30, 2010. During the six months ended June 30, 2010, we foreclosed on a commercial building with a carrying value of $360,000 and two one- to -four family residential properties with a carrying value of $283,000.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the six months ended June 30, 2010, deposits increased $1.3 million, or 1.0% to $133.0 million at June 30, 2010. The increase in deposits consisted primarily of an increase in savings accounts of $2.4 million and an increase in money market and interest checking accounts of approximately $1.5 million. This increase was offset in part by declines in certificates of deposit which decreased by $2.7 million.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments. We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position. We had borrowings at June 30, 2010 and December 31, 2009 of $2.0 million and $3.0 million, respectively.

Stockholders’ Equity.  Total stockholders’ equity increased $217,000 from $19.3 million at December 31, 2009 to $19.5 million at June 30, 2010. Equity increased primarily due to net income of $243,000 for the

Index

six months ended June 30, 2010, partially offset by dividends declared of approximately $41,000 during the first six months of 2010.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Financial Highlights. Net income decreased $50,000, to $12,000 for the three months ended June 30, 2010 compared to $62,000 for the same period in the prior year. The decrease in the second quarter net income was primarily due to an increase in the Company’s provision for loan losses and a decrease in mortgage banking income as a result of decreased originations of residential mortgage loans sold into the secondary market, partially offset by an increase in net interest income, and a decrease in non-interest expense.

Net Interest Income.  Net interest income increased by $110,000, or 7.1%, to $1.7 million for the three months ended June 30, 2010 compared to $1.6 million for the prior year period, primarily as a result of a reduction in interest expense on deposits partially offset by a decrease in interest income on loans and securities.

Interest income on loans decreased $115,000, or 5.6%, to $1.9 million during the three months ended June 30, 2010 as the average yield on the loan portfolio decreased 32 basis points to 5.59% for the three months ended June 30, 2010, and the average balance of the loan portfolio decreased $69,000, to $138.7 million. The decrease in the average yield on loans was mostly the result of the decreases in market interest rates over the last year on new originations. The decrease in the average balance of the loan portfolio was due primarily to a decrease in construction mortgages and commercial business loans, offset by an increase in one- to four- family residential real estate loans.

Interest income on investment securities decreased $6,000 for the three months ended June 30, 2010 to $12,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the three months ended June 30, 2010 to $2.0 million compared to $2.3 million in the prior year period. The average yield on investment securities decreased 74 basis points to 2.35% for the three months ended June 30, 2010.

Interest expense on deposits decreased from $528,000 for the three months ended June 30, 2009, to $292,000 for the three months ended June 30, 2010, a decrease of $236,000, or 44.7%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 1.04%, for the three months ended June 30, 2010, compared to 1.89% for the three months ended June 30, 2009. The decrease in rates on deposits was offset by an increase in the average balance of interest-bearing deposits during the three months ended June 30, 2010 of $907,000, to $112.4 million, compared with $111.5 million in the prior year period.  The increase in the average balance of deposits was due primarily to an increase in average balances of savings and interest-bearing demand deposit accounts of $2.8 million, offset by a decrease in the average balances of certificates of deposit of $2.4 million.

Interest expense on borrowings increased to $5,000 for the three months ended June 30, 2010 compared to $2,000 for the prior year period. The average balance of borrowings during the three months ended June 30, 2010 increased to $2.6 million, compared with $1.1 million in the prior year period. The average cost of borrowings increased 1 basis point to 0.77%, for the three months ended June 30, 2010, compared to 0.76% for the three months ended June 30, 2009.

For the three months ended June 30, 2010, our net interest margin increased 35 basis points to 4.68% from 4.33% for the prior year period. The interest rate spread increased by 54 basis points to 4.48% for the three months ended June 30, 2010 from 3.94% for the prior year period.  The increase both in our interest rate spread and in our net interest margin for the quarter was primarily due to low short-term interest rates which resulted in the downward repricing of many of the Company’s interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2010 and 2009.

Index

	Three Months Ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$138,657	$1,936	5.59%	$138,726	$2,051	5.91%
Investment securities	2,043	12	2.35	2,332	18	3.09
Other interest-earning assets	1,061	6	2.26	1,778	8	1.80
Total interest-earning assets	141,761	1,954	5.51	142,836	2,077	5.82

Non-interest-earning assets	13,235			9,383
Total assets	$154,996			$152,219

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,881	4	0.20	$6,938	4	0.23
Money market accounts	10,910	19	0.70	10,441	25	0.96
Savings accounts	17,694	19	0.43	15,809	24	0.61
Certificates of deposit	75,919	250	1.32	78,309	475	2.43
Borrowings	2,605	5	0.77	1,051	2	0.76
Total interest-bearing liabilities	115,009	297	1.03	112,548	530	1.88

Non-interest-bearing demand deposits	18,358			18,802
Other non-interest-bearing liabilities	1,930			1,744
Total liabilities	135,297			133,094

Stockholders’ equity	19,699			19,125
Total liabilities and stockholders’ equity	$154,996			$152,219

Net interest income		$1,657			$1,547
Interest rate spread			4.48			3.94
Net interest margin			4.68			4.33
Average interest-earning assets to
average interest-bearing liabilities	123.26%			126.91%

Provision for Loan Losses.  The provision for loan losses for the quarter ended June 30, 2010 was $338,000, an increase of $180,000 as compared to the quarter ended June 30, 2009. The increase was primarily a result of a $312,000 charge-off of a commercial business loan during the second quarter of 2010. There were net charge-offs of approximately $350,000 during the second quarter of 2010 compared to net charge-offs of $35,000 during the prior year period.

Non-Interest Income.  Non-interest income was $405,000 for the quarter ended June 30, 2010 compared to $610,000 for the quarter ended June 30, 2009. The primary reason for the decrease in non-interest income for the quarter ended June 30, 2010, was mortgage banking income, net, which decreased by $169,000. This was a result of decreased volume of loans sold and unfunded loans committed to be sold during the second quarter of 2010. Banking fees and service charges decreased by $22,000 as a result of customer preference for service charge free accounts and the competitive banking environment for core deposits.

Non-Interest Expenses.  Non-interest expense decreased by $194,000 and was $1.7 million for the quarter ended June 30, 2010, compared to $1.9 million for the quarter ended June 30, 2009. Non-interest expense decreased primarily due to decreases in FDIC deposit insurance premiums of $141,000, as a result of the special FDIC assessment paid in 2009. Decreases in most other major expense categories were achieved as part of cost containment actions, such as salaries and employee benefits expense which decreased by $58,000. These decreases were partially offset by increases in other real estate owned expense of $57,000, and data processing expense of $11,000.

Index

Income Tax Expense. Income tax expense was $9,000 for the three months ended June 30, 2010 as compared to $40,000 for the three months ended June 30, 2009. Lower levels of pre-tax income resulted in a decrease in income tax expense for the three months ended June 30, 2010. The effective tax rate was 42.9% for the three months ended June 30, 2010 and 39.2% for the three months ended June 30, 2009.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Financial Highlights. Net income decreased $12,000, or 4.7%, to $243,000 for the six months ended June 30, 2010 compared to $255,000 for the same period in the prior year. The primary reason for the decrease in earnings for the six months ended June 30, 2010 was an increase in the Company’s provision for loan losses and a decrease in mortgage banking income as a result of decreased originations of residential mortgage loans sold into the secondary market, partially offset by an increase in net interest income, and a decrease in non-interest expense.

Net Interest Income.  Net interest income increased by $227,000, or 7.3%, to $3.3 million for the six months ended June 30, 2010 compared to $3.1 million for the prior year period, primarily as a result of a reduction in interest expense on deposits partially offset by a decrease in interest income on loans and securities.

Interest income on loans decreased $256,000, or 6.1%, to $3.9 million during the six months ended June 30, 2010 as the average yield on the loan portfolio decreased 33 basis points to 5.68% for the six months ended June 30, 2010, and the average balance of the loan portfolio decreased $980,000, to $137.9 million. The decrease in the average yield on loans was mostly the result of the decreases in market interest rates over the last year on new originations. The decrease in the average balance of the loan portfolio was due primarily to a decrease in construction mortgages and commercial business loans, offset by an increase in one- to four-family residential real estate loans.

Interest income on investment securities decreased $14,000 for the six months ended June 30, 2010 to $25,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the six months ended June 30, 2010 to $2.1 million compared to $2.4 million in the prior year period. The average yield on investment securities decreased 80 basis points to 2.44% for the six months ended June 30, 2010.

Interest expense on deposits decreased from $1.1 million for the six months ended June 30, 2009, to $606,000 for the six months ended June 30, 2010, a decrease of $485,000, or 44.5%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 1.08%, for the six months ended June 30, 2010, compared to 1.99% for the six months ended June 30, 2009. The decrease in rates on deposits was offset by an increase in the average balance of interest-bearing deposits during the six months ended June 30, 2010 of $2.8 million, or 2.6% to $112.3 million, compared with $109.5 million in the prior year period. The increase in the average balance of deposits was due primarily to an increase in average balances of savings and interest-bearing demand deposit accounts of $3.1 million, offset by a decrease in the average balances of money market accounts of $162,000 and certificates of deposit of $117,000.

Interest expense on borrowings decreased to $11,000 for the six months ended June 30, 2010 compared to $20,000 for the prior year period. The average balance of borrowings during the six months ended June 30, 2010 decreased to $2.8 million, compared with $3.5 million in the prior year period. The average cost of borrowings decreased 36 basis points to 0.79%, for the six months ended June 30, 2010, compared to 1.15% for the six months ended June 30, 2009.

For the six months ended June 30, 2010, our net interest margin increased 37 basis points to 4.72% from 4.35% for the prior year period. The interest rate spread increased by 60 basis points to 4.53% for the six months ended June 30, 2010 from 3.93% for the prior year period.  The increase both in our interest rate spread

Index

and in our net interest margin for the first six months of 2010 was primarily due to low short-term interest rates which resulted in the downward repricing of many of the Company’s interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$137,927	$3,917	5.68%	$138,907	$4,173	6.01%
Investment securities	2,051	25	2.44	2,404	39	3.24
Other interest-earning assets	1,393	14	2.01	1,841	11	1.20
Total interest-earning assets	141,371	3,956	5.60	143,152	4,223	5.90

Non-interest-earning assets	14,528			8,581
Total assets	$155,899			$151,733

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,726	8	0.21	$6,764	8	0.24
Money market accounts	10,830	40	0.74	10,992	56	1.02
Savings accounts	17,186	44	0.51	15,054	44	0.58
Certificates of deposit	76,607	514	1.34	76,724	983	2.56
Borrowings	2,801	11	0.79	3,487	20	1.15
Total interest-bearing liabilities	115,150	617	1.07	113,021	1,111	1.97

Non-interest-bearing demand deposits	19,209			17,802
Other non-interest-bearing liabilities	1,922			1,859
Total liabilities	136,281			132,682

Stockholders’ equity	19,618			19,051
Total liabilities and stockholders’ equity	$155,899			$151,733

Net interest income		$3,339			$3,112
Interest rate spread			4.53			3.93
Net interest margin			4.72			4.35
Average interest-earning assets to
average interest-bearing liabilities	122.77%			126.66%

Provision for Loan Losses.  The provision for loan losses for the six months ended June 30, 2010 was $388,000, an increase of $70,000 as compared to the provision for loan losses for the prior year period. The allowance for loan losses totaled $2.0 million at June 30, 2010, or 1.40% of total loans, as compared to $1.9 million, or 1.38% of total loans as of December 31, 2009.  The increase in the provision for loan losses during the six months ended June 30, 2010 was the result of a charge-off of a commercial business loan and management’s consideration for continued economic weakness during 2010 necessitating a higher level of allowance. There were net charge-offs of approximately $349,000 during the first six months of 2010 compared to net charge-offs of $72,000 during the prior year period.

Non-Interest Income.  Non-interest income was $817,000 for the six months ended June 30, 2010 compared to $1.2 million for the six months ended June 30, 2009. The primary reason for the decrease in non-interest income for the six months ended June 30, 2010, was mortgage banking income, net, which decreased by $294,000. This was a result of decreased volume of loans sold and unfunded loans committed to be sold during the first half of 2010. Banking fees and service charges decreased by $17,000 as a result of customer preference for service charge free accounts and the competitive banking environment for core deposits. Other non-interest income decreased by $37,000, primarily due to a loss of rental income of $13,000 compared to the

Index

six months ended June 30, 2009, and the Company recorded a loss in its investment in a title company of $9,000 in the six months ended June 30, 2010 compared to a gain of $12,000 in the prior year period.

Non-Interest Expenses.  Non-interest expense decreased by $167,000 and was $3.4 million for the six months ended June 30, 2010, compared to $3.5 million for the six months ended June 30, 2009. Non-interest expense decreased primarily due to decreases in FDIC deposit insurance premiums of $109,000, as a result of the special FDIC assessment paid in 2009. Decreases in most other major expense categories were achieved as part of cost containment actions, such as salaries and employee benefits expense which decreased by $66,000. These decreases were partially offset by increases in other real estate owned expense of $101,000, and data processing expense of $26,000.

Income Tax Expense. Income tax expense was $154,000 for the six months ended June 30, 2010 as compared to $162,000 for the six months ended June 30, 2009. Lower levels of pre-tax income resulted in a decrease in income tax expense. The effective tax rate was 38.8% for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2010, cash and cash equivalents totaled $5.9 million.  In addition, at June 30, 2010, we had arrangements to borrow up to $25.2 million from the Federal Home Loan Bank of New York.  On June 30, 2010, we had short-term advances outstanding of $2.0 million with the Federal Home Loan Bank. As of June 30, 2010, we have an unused $2.0 million federal funds line from Atlantic Central Bankers Bank.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2010, we had $15.2 million in loan commitments outstanding, which primarily consisted of $1.5 million in unadvanced portions of construction loans, $3.0 million in commitments to fund one- to four-family residential real estate loans, $1.1 million in commercial business loans, $1.8 million in unused home equity lines of credit and $6.1 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2011 totaled $70.9 million, or 94.0% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Index

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because the Company is a smaller reporting company.

Item 4T.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

               ________________________________________
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

HOMETOWN BANCORP, INC.

Dated: August 16, 2010	By:	/s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: August 16, 2010	By:	/s/ Stephen W. Dederick
Stephen W. Dederick
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)