Form 10-Q
period 2010-09-30
Hometown Bancorp,Inc.
filed 2010-11-15
CIK 1392922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes☐                       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐     Accelerated filer ☐     Non-accelerated filer☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No ☒

As of November 15, 2010 there were 2,326,939 shares of the registrant’s common stock outstanding.

HOMETOWN BANCORP, INC.

FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Hometown Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands, Except Share Data)
Assets
Cash and due from banks	$2,724	$6,458
Interest earning demand deposits with banks	296	1,654
Cash and cash equivalents	3,020	8,112

Certificates of deposit	25	-
Securities held to maturity (fair value at September 30, 2010 $1,184; and at December 31, 2009 $1,323)	1,160	1,290
Loans held for sale	2,430	1,175
Loans receivable, net of allowance for loan losses (at September 30, 2010 $2,116; and at December 31, 2009 $1,918)	138,928	136,793
Premises and equipment, net	3,955	4,103
Restricted investments in bank stock, at cost	696	491
Other real estate owned	1,742	1,435
Accrued interest receivable and other assets	3,373	2,868

Total Assets	$155,329	$156,267
Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$19,335	$19,770
Interest bearing	107,917	111,978
Total Deposits	127,252	131,748

Federal Home Loan Bank advances	4,000	3,000
Advances from borrowers for taxes and insurance	330	736
Accrued interest payable	27	33
Other liabilities	4,012	1,461
Total Liabilities	135,621	136,978

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 3,000,000 shares authorized and unissued	-	-
Common stock, $0.01 par value; 7,000,000 shares authorized; 2,380,500 shares issued	24	24
Paid-in capital	10,072	10,088
Retained earnings	10,683	10,285
Unearned ESOP shares, at cost	(758)	(793)
Treasury stock, at cost, 53,561 shares at September 30, 2010 and at December 31, 2009	(311)	(311)
Accumulated other comprehensive loss	(2)	(4)
Total Stockholders’ Equity	19,708	19,289

Total Liabilities and Stockholders’ Equity	$155,329	$156,267

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest Income
Loans receivable, including fees	$1,943	$2,010	$5,860	$6,183
Securities	9	14	34	53
Other	7	6	21	17
Total Interest Income	1,959	2,030	5,915	6,253

Interest Expense
Deposits	268	442	874	1,533
Federal Home Loan Bank advances	3	2	14	22
Total Interest Expense	271	444	888	1,555

Net Interest Income	1,688	1,586	5,027	4,698

Provision for Loan Losses	160	111	548	429

Net Interest Income after Provision for Loan Losses	1,528	1,475	4,479	4,269

Non-interest Income
Banking fees and service charges	236	273	737	791
Mortgage banking income, net	247	192	514	753
Investment brokerage fees	14	21	52	55
Realized loss on sale of other real estate owned	(2)	(19)	(2)	(19)
Other	25	31	36	79
Total Non-interest Income	520	498	1,337	1,659

Non-interest Expenses
Salaries and employee benefits	994	1,022	2,946	3,040
Occupancy and equipment	177	176	546	558
Professional fees	70	97	200	258
Advertising and marketing	24	34	86	89
Data processing	158	166	474	456
Telephone and postage	33	45	111	148
FDIC premium	56	61	166	280
Other real estate owned expense	49	6	172	30
Other	135	131	366	417
Total Non-interest Expenses	1,696	1,738	5,067	5,276

Income before Income Taxes	352	235	749	652

Income Tax Expense	136	90	290	252

Net Income	$216	$145	$459	$400

Net Income per common share- basic	$0.10	$0.06	$0.20	$0.18
Weighted average number of common shares outstanding – basic	2,250	2,245	2,249	2,246
Dividends per share	$0.02	$0.02	$0.06	$0.04

See notes to consolidated financial statements.

Index

Hometown Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2010 and 2009
(In Thousands, except share data)  (Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2008	$24	$10,112	$9,787	$(840)	$(284)	$(5)	$18,794

Comprehensive income:
Net income	-	-	400	-	-	-	400
Other comprehensive loss	-	-	-	-	-	3	3
Total Comprehensive Income							403

Treasury stock purchase (7,061 shares)	-	-	-	-	(27)	-	(27)
Cash dividends declared ($0.04 per share)	-	-	(67)	-	-	-	(67)
ESOP shares committed to be released (3,500 shares)	-	(18)	-	35	-	-	17

Balance - September 30, 2009	$24	$10,094	$10,120	$(805)	$(311)	$(2)	$19,120

Balance - December 31, 2009	$24	$10,088	$10,285	$(793)	$(311)	$(4)	$19,289

Comprehensive income:
Net income	-	-	459	-	-	-	459
Other comprehensive income	-	-	-	-	-	2	2
Total Comprehensive Income							461

Cash dividends declared ($0.06 per share)	-	-	(61)	-	-	-	(61)
ESOP shares committed to be released (3,500 shares)	-	(16)	-	35	-	-	19

Balance - September 30, 2010	$24	$10,072	$10,683	$(758)	$(311)	$(2)	$19,708

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)

Cash Flows from Operating Activities
Net income	$459	$400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	189	193
Provision for loan losses	548	429
Amortization of mortgage servicing rights	105	135
Net accretion of securities premiums and discounts	(3)	(4)
Net gain on sale of loans	(292)	(488)
Loans originated for sale	(15,945)	(35,404)
Proceeds from sale of loans	14,982	35,551
Loss on other real estate owned	2	19
ESOP expense	19	17
Valuation write-down of other real estate owned	58	-
Increase in accrued interest receivable and other assets	(321)	(469)
Increase in accrued interest payable and other liabilities	2,545	1,124
Net Cash Provided by Operating Activities	2,346	1,503

Cash Flows from Investing Activities

Purchases of certificates of deposit	(25)	-
Activity in available for sale securities:
Purchases	(1,000)	-
Maturities, calls and principal repayments	1,000	-
Activity in held to maturity securities:
Purchases	(750)	(750)
Maturities, calls and principal repayments	883	921
Net increase in loans receivable	(3,612)	(2,572)
Proceeds from sale of other real estate owned	275	-
Net increase in restricted investment in bank stock	(205)	-
Purchases of bank premises and equipment	(41)	(193)
Net Cash Used in Investing Activities	(3,475)	(2,594)

Cash Flows from Financing Activities

Net (decrease) increase in deposits	(4,496)	6,408
Net increase (decrease) in Federal Home Loan Bank advances	1,000	(3,375)
Decrease in advances from borrowers for taxes and insurance	(406)	(346)
Dividends paid	(61)	(67)
Treasury stock purchased	-	(27)

Net Cash Provided (Used) by Financing Activities	(3,963)	2,593

Net Increase (Decrease) in Cash and Cash Equivalents	(5,092)	1,502

Cash and Cash Equivalents - Beginning	8,112	3,203

Cash and Cash Equivalents - Ending	$3,020	$4,705

Supplementary Cash Flows Information

Interest paid	$894	$1,664

Income taxes paid	$446	$604

Supplemental Schedule of Noncash Investing Activities
Loans transferred to foreclosed real estate	$642	$949
Debenture collateral acquired in partial settlement of loan	$287	$-

See notes to consolidated financial statements

Index

Hometown Bancorp, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hometown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Walden Federal Savings and Loan Association (“Walden Federal” or the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2009 and 2008, included in its annual report on Form 10-K.

The unaudited consolidated financial statements at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, Ever-Green Financial Services, Inc. and Valley Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Minority Stock Issuance

In June 2007, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company.  In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the Bank’s eligible account holders and the employee stock ownership plan (the “ESOP”). At September 30, 2010, 56.3% of the Company’s outstanding common stock, or 1,309,275 shares, were owned by Hometown Bancorp MHC, the Company’s Mutual Holding Company.

Note 3 – Directors’ Retirement Plan

The Bank provides an unfunded directors’ retirement plan for the benefit of non-employee directors.  Under the plan, directors who have attained the normal retirement age of 65 receive a retirement benefit based on their length of service upon termination.  Net periodic pension expense for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	2010	2009
Service cost	$40	$36
Interest cost	7	5
Amortization of past service liability	4	4
Net periodic pension expense	$51	$45

Note 4 – Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  However, certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and gains and losses and past service liabilities for pension plans, are reported as a separate component of equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Index

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Unrealized holding gain (loss) on securities available for sale	$(1)	$(2)	$-	$1

Reclassification adjustment for Directors’ retirement plan pension gains and past service liability recognized in pension expense	1	1	4	4

Other comprehensive income before tax	-	(1)	4	5

Income tax effect	-	-	(2)	(2)

Net of Tax Amount	$-	$(1)	$2	$3

   The components of accumulated other comprehensive loss net of related tax effects, are as follows:

	September 30, 2010	December 31, 2009
	(In Thousands)
Unrealized gain on securities available for sale (net of tax effect 2010 $0; 2009 $0)	$-	$-

Net losses and past service liability for the Directors’ retirement plan (net of tax benefits 2010 $2; 2009 $2)	(2)	(4)

	$(2)	$(4)

Note 5 – Employee Stock Ownership Plan (“ESOP”)

The Bank has an ESOP which acquired 93,315 shares of the Company’s common stock in the 2007 stock offering with funds provided by a loan from the Company. The stock acquired by the ESOP is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. The Company committed to release 3,500 shares to the ESOP during the nine months ended September 30, 2010 and 2009, respectively. The Company recognized $19,000 and $17,000 of compensation expense related to this plan for the nine months ended September 30, 2010 and 2009, respectively. Unallocated ESOP shares are not “outstanding” for purposes of earnings per share calculations.

Note 6 – Net Income Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the nine months ended September 30, 2010 and 2009, had no potentially dilutive common stock equivalents. Unallocated shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

Index

Note 7 – Dividends

On July 23, 2010, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend reflects an annual cash dividend rate of $0.08 per share. The dividend was payable to stockholders of record as of August 6, 2010, and was paid on August 20, 2010. Hometown Bancorp MHC which holds approximately 56.3% of the Company’s total outstanding shares waived receipt of the dividend on its shares.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. For the portions adopted, this update did not have a significant impact to the consolidated financial statements. The Company does not expect that the update that is not effective will have any impact on its consolidated financial statements. There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2010.

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

Note 10 – Securities

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity:
September 30, 2010:
U.S. Government agencies	$750	$1	$-	$751
GNMA & FHLMC mortgage-backed securities	410	23	-	433
	$1,160	$24	$-	$1,184

December 31, 2009:
U.S. Government agencies	$750	$2	$-	$752
GNMA & FHLMC mortgage-backed securities	540	31	-	571
	$1,290	$33	$-	$1,323

The amortized cost and fair value of securities as of September 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the borrowers may have the right to prepay obligations with or without any penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair
	(In Thousands)		(In Thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	750	751
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
GNMA & FHLMC mortgage-backed securities	-	-	410	433
	$-	$-	$1,160	$1,184

At September 30, 2010 and December 31, 2009, the Company had no securities in an unrealized loss position.

There were no sales of investments for the nine months ended September 30, 2010 and 2009. At December 31, 2009, securities with a carrying value of $100,000, were pledged to secure public deposits and for other purposes required or permitted by law. No securities were pledged at September 30, 2010.

Index

Note 11 – Mortgage Servicing Rights

At September 30, 2010 and December 31, 2009, one-to-four family residential mortgage loans serviced for others amounted to approximately $89.8 million and $86.7 million, respectively.  Advances from borrowers for taxes and insurance related to loans serviced for others amounted to approximately $356,000 and $1.3 million, respectively, at September 30, 2010 and December 31, 2009.  These loans and related advances are not included in the accompanying consolidated balance sheets. Mortgage servicing rights balances are included in accrued interest receivable and other assets on the consolidated balance sheets.

The following summarizes activity pertaining to mortgage servicing rights for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(In Thousands)
Balance, beginning	$397	$310
Capitalized during the period	150	224
Amortization	(105)	(135)
Balance, ending	$442	$399

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 are as follows:

Index

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Forward sales contract	$56	$-	$56	$-

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

The Company enters into forward sales contracts to sell certain residential real estate loans. Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other assets section of the consolidated balance sheets. The fair value of these forward sales contracts is primarily measured by obtaining pricing from certain government-sponsored entities. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company and therefore, are classified as Level 2 in the fair value hierarchy.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Impaired loans	$1,724	$-	$-	$1,724

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

Fair value of impaired loans is generally determined based upon independent third party appraisals of the properties or other indications of value based on recent comparable sales of similar properties, or discounted cash flows based upon expected proceeds. These assets are included in Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances as determined under ASC 310-10. At September 30, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.7 million, net of a valuation allowance of $754,000. At December 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.7 million, net of a valuation allowance of $633,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for these instruments approximate the fair value.

Certificates of Deposit

The carrying amounts reported in the consolidated balance sheets for certificates of deposit approximate the fair value.

Securities

Fair values of held to maturity securities are based on quoted market prices of comparable instruments. When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing. Matrix prices, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Held for Sale

Fair values for loans held for sale are based on existing commitments from investors or prevailing market prices.

Index

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

Mortgage Servicing Rights

The Company accounts for mortgage servicing rights (“MSRs”) at amortized cost. The Company performs a valuation of fair value to determine if there is any impairment. Fair value for MSRs is determined using a static discounted cash flow valuation approach. This approach consists of projecting servicing cash flows under static interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and present credit worthiness of the counterparties.  At September 30, 2010 and December 31, 2009, the fair value of these instruments was not material.

Index

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$3,020	$3,020	$8,112	$8,112
Certificates of deposit	25	25	-	-
Securities held to maturity	1,160	1,184	1,290	1,323
Loans held for sale	2,430	2,430	1,175	1,175
Loans receivable, net	138,928	145,076	136,793	141,703
Restricted investments in bank stock	696	696	491	491
Accrued interest receivable	602	602	613	613
Mortgage servicing rights	442	553	397	646
Debenture	289	289	-	-

Financial liabilities:
Non-interest bearing demand accounts	19,335	19,335	19,770	19,770
NOW accounts	8,198	8,198	7,395	7,395
Money market accounts	10,626	10,626	10,526	10,526
Savings accounts	17,482	17,482	15,868	15,868
Certificates of deposit	71,611	72,109	78,189	78,790
Federal Home Loan Bank advances	4,000	4,000	3,000	3,000
Accrued interest payable	27	27	33	33

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Note 13 – Subsequent Events

On October 25, 2010, the Board of Directors declared a quarterly cash dividend of $0.02 per share of Hometown Bancorp, Inc. common stock. The dividend will be payable to stockholders of record as of November 5, 2010, and will be paid on or about November 19, 2010. Hometown Bancorp MHC, which holds approximately 56.3% of the Company’s total outstanding stock, will waive receipt of the dividend on its shares.

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

Index

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

Index

General

Walden Federal operates from nine offices in Orange County, New York. Walden Federal is primarily engaged in the business of attracting deposits from the general public and using those funds to originate one- to four-family real estate, multi-family and commercial real estate loans and construction, land, commercial and consumer loans, which, with the exception of long-term (more than 10 year term) fixed-rate one- to four-family real estate loans, we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer insurance and investment services through Walden Federal.

Balance Sheet Analysis

Overview.  Total assets declined $938,000, or 0.6%, to $155.3 million at September 30, 2010 from $156.3 million at December 31, 2009. The decrease was due primarily to a decrease in cash and cash equivalents of $5.1 million, offset by an increase in loans receivable, net of $2.1 million, an increase in loans held for sale of $1.3 million and an increase in other real estate owned of $307,000, from December 31, 2009 to September 30, 2010.

Total stockholders’ equity increased $419,000 during the nine months ended September 30, 2010 to $19.7 million due primarily to net income of $459,000, partially offset by dividends declared of approximately $61,000.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Cash and cash equivalents. At September 30, 2010 cash and cash equivalents decreased $5.1 million to $3.0 million compared to $8.1 million at December 31, 2009. The primary reasons for the decrease in cash and cash equivalents during 2010 was a decrease in deposits by $4.5 million and increases in loans, net by $2.1 million and loans held for sale by $1.3 million partially offset by an increase in borrowings by $1.0 million.

Loans.  At September 30, 2010, total loans, net, were $138.9 million, or 89.4% of total assets as compared with $136.8 million, or 87.5% of total assets at December 31, 2009.  In the nine months ended September 30, 2010, the loan portfolio grew $2.1 million. The primary reasons for the growth in loans during 2010 were increases of $4.8 million in residential mortgages, increases of $2.0 million in land loans and increases of $1.3 million in commercial real estate loans, offset by decreases of $3.1 million in construction mortgages and $2.6 million in commercial business loans.

Nonperforming Assets.  The following table provides information with respect to our non-performing assets at the dates indicated.  There were no accruing loans past due 90 days or more as of September 30, 2010 or December 31, 2009.

Index

(Dollars in thousands)	September 30, 2010	December 31, 2009
Nonaccrual loans:
One- to four-family residential real estate	$3,508	$2,600
Construction	924	599
Multi-family and commercial real estate	494	360
Land	2,062	2,004
Commercial	143	—
Consumer	2	—
Total	7,133	5,563

Other real estate owned	1,742	1,435
Other nonperforming assets	—	—
Total nonperforming assets	8,875	6,998
Troubled debt restructurings	3,362	1,076
Troubled debt restructurings and total nonperforming assets	$12,237	$8,074

Total nonperforming loans to total loans	5.06%	4.01%
Total nonperforming loans to total assets	4.59	3.56
Total nonperforming assets and troubled debt restructurings to total assets	7.88	5.17

Nonperforming loans totaled $7.1 million, or 5.1%, of total loans at September 30, 2010 compared to $5.6 million, or 4.0%, of total loans at December 31, 2009. Nonperforming loans at September 30, 2010 were comprised primarily of $3.5 million in one- to four-family residential loans, $2.1 million of land loans (which included $1.7 million of loans extended to two residential subdivisions), three loans to builders for construction of unsold homes totaling $924,000, commercial real estate loans of $494,000 and commercial business loans of $143,000.

Troubled debt restructured loans (“TDRs”) totaled $3.4 million at September 30, 2010 compared to $1.1 million at December 31, 2009. The TDRs at September 30, 2010 were comprised of five one- to four-family residential loans totaling $1.4 million and three commercial real estate loans totaling $2.0 million. All loans have been modified by a reduction in the interest rate until the next repricing date all of which is less than three years. All TDRs as of September 30, 2010 were current with their modified terms.

Securities.  The investment securities portfolio was $1.2 million, or 0.7% of total assets, at September 30, 2010 compared to $1.3 million, or 0.8% of total assets, at December 31, 2009.  Our investment portfolio consists primarily of U.S. Government agency securities and GNMA and FHLMC mortgage-backed securities. The decrease in investment securities was the result of a decrease of $133,000 due to principal repayments on the mortgage-backed securities during the nine months ended September 30, 2010.

Other real estate owned. Other real estate owned totaled $1.7 million at September 30, 2010 compared to $1.4 million at December 31, 2009. Other real estate owned consisted of three residential properties, one residential building lot and three commercial buildings. During the nine months ended September 30, 2010, we foreclosed on a commercial building with a carrying value of $359,000 and two one- to four-family residential properties with an aggregate carrying value of $283,000. During the quarter ended September 30, 2010, a one- to four-family residential property was sold for $245,000 and a net insurance claim received for $30,000 resulting in a $2,000 loss.

Deposits.  Our primary source of funds is retail deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.  During the nine months ended September 30, 2010, deposits decreased $4.5 million, or 3.4% to $127.3 million at September 30, 2010. The decrease in deposits consisted primarily of a decrease in certificates of deposit of $6.6 million and a decrease in non-interest bearing accounts of $435,000. This decrease was offset by an increase in savings accounts of $1.6 million and an increase in money market and interest checking accounts of approximately $902,000. The decrease in certificates of deposit was the result of management allowing higher interest rate accounts to mature and also increased competition in the market.

Index

Borrowings. We utilize borrowings from the Federal Home Loan Bank of New York to supplement our supply of funds for loans and investments. We are able to utilize borrowings when necessary or advantageous as an alternative to deposits when a pricing advantage exists, as a temporary source of funds to meet liquidity needs or to manage our asset and liability position. We had borrowings at September 30, 2010 and December 31, 2009 of $4.0 million and $3.0 million, respectively.

Stockholders’ Equity.  Total stockholders’ equity increased $419,000 from $19.3 million at December 31, 2009 to $19.7 million at September 30, 2010. Equity increased primarily due to net income of $459,000 for the nine months ended September 30, 2010, partially offset by dividends declared of approximately $61,000 during the first nine months of 2010.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Financial Highlights. Net income increased $71,000, to $216,000 for the three months ended September 30, 2010 compared to $145,000 for the same period in the prior year. The primary reason for the increase in earnings for the quarter ended September 30, 2010 was an increase in the Company’s net interest income, an increase in mortgage banking income as a result of increased originations of residential mortgage loans sold into the secondary market and a decrease in non-interest expense, partially offset by an increase in the provision for loan losses.

Net Interest Income.  Net interest income increased by $102,000, or 6.4%, to $1.7 million for the three months ended September 30, 2010 compared to $1.6 million for the prior year period, primarily as a result of a reduction in interest expense on deposits partially offset by a decrease in interest income on loans and securities.

Interest income on loans decreased $67,000, or 3.3%, to $1.9 million during the three months ended September 30, 2010 as the average yield on the loan portfolio decreased 24 basis points to 5.59% for the three months ended September 30, 2010, partially offset by the average balance of the loan portfolio which increased $1.1 million, to $139.1 million. The decrease in the average yield on loans was mostly the result of the decreases in market interest rates over the last year on new originations. The increase in the average balance of the loan portfolio was due primarily to an increase in one- to four- family residential real estate loans, land and commercial real estate loans, offset by a decrease in construction mortgages and commercial business loans.

Interest income on investment securities decreased $5,000 for the three months ended September 30, 2010 to $9,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the three months ended September 30, 2010 to $1.4 million compared to $2.4 million in the prior year period. The average yield on investment securities increased 22 basis points to 2.60% for the three months ended September 30, 2010.

Interest expense on deposits decreased from $442,000 for the three months ended September 30, 2009, to $268,000 for the three months ended September 30, 2010, a decrease of $174,000, or 39.4%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 0.96%, for the three months ended September 30, 2010, compared to 1.57% for the three months ended September 30, 2009. The average balance of interest-bearing deposits decreased during the three months ended September 30, 2010 by $1.3 million, to $111.5 million, compared with $112.8 million in the prior year period.  The decrease in the average balance of deposits was due primarily to a decrease in the average balances of certificates of deposit of $5.0 million offset by an increase in average balances of savings and interest-bearing demand deposit accounts of $3.7 million.

Interest expense on borrowings increased to $3,000 for the three months ended September 30, 2010 compared to $2,000 for the prior year period. The average balance of borrowings during the three months ended September 30, 2010 increased to $1.8 million, compared with $542,000 in the prior year period. The average cost of borrowings decreased 80 basis point to 0.68%, for the three months ended September 30, 2010, compared to 1.48% for the three months ended September 30, 2009.

Index

For the three months ended September 30, 2010, our net interest margin increased 29 basis points to 4.77% from 4.48% for the prior year period. The interest rate spread increased by 40 basis points to 4.57% for the three months ended September 30, 2010 from 4.17% for the prior year period.  The increase both in our interest rate spread and in our net interest margin for the quarter was primarily due to low short-term interest rates which resulted in the downward repricing of many of the Company’s interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$139,065	$1,943	5.59%	$137,940	$2,010	5.83%
Investment securities	1,384	9	2.60	2,356	14	2.38
Other interest-earning assets	1,152	7	2.43	1,178	6	2.04
Total interest-earning assets	141,601	1,959	5.53	141,474	2,030	5.74

Non-interest-earning assets	13,670			13,192
Total assets	$155,271			$154,666

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,441	4	0.19	$6,330	3	0.19
Money market accounts	10,891	19	0.70	10,936	25	0.91
Savings accounts	17,827	19	0.43	16,248	24	0.59
Certificates of deposit	74,291	226	1.22	79,274	390	1.97
Borrowings	1,766	3	0.68	542	2	1.48
Total interest-bearing liabilities	113,216	271	0.96	113,330	444	1.57

Non-interest-bearing demand deposits	19,579			19,383
Other non-interest-bearing liabilities	2,756			2,781
Total liabilities	135,551			135,494

Stockholders’ equity	19,720			19,172
Total liabilities and stockholders’ equity	$155,271			$154,666

Net interest income		$1,688			$1,586
Interest rate spread			4.57			4.17
Net interest margin			4.77			4.48
Average interest-earning assets to average interest-bearing liabilities	125.07%			124.83%

Provision for Loan Losses.  The provision for loan losses for the quarter ended September 30, 2010 was $160,000, an increase of $49,000 as compared to the quarter ended September 30, 2009. The increase in the provision for loan losses during the three months ended September 30, 2010 was partially the result of management’s decision to increase the specific allowance by $80,000 for a non-performing loan relationship in the Bank’s market area. There were net charge-offs of approximately $1,000 during the third quarter of 2010 compared to net charge-offs of $10,000 during the prior year period.

Non-Interest Income.  Non-interest income was $520,000 for the quarter ended September 30, 2010 compared to $498,000 for the quarter ended September 30, 2009. The primary reason for the increase in non-interest income for the quarter ended September 30, 2010, was mortgage banking income, net, which increased by $55,000. This was a result of increased volume of loans sold and unfunded loans committed to be sold during the third quarter of 2010. Banking fees and service charges decreased by $37,000 as a result of customer preference for service charge free accounts and the competitive banking environment for core deposits.

Index

Non-Interest Expenses.  Non-interest expenses decreased by $42,000 and were $1.7 million for the quarters ended September 30, 2010 and 2009. Non-interest expenses decreased primarily due to decreases in most major expense categories as part of the company’s cost containment actions, such as reductions in salaries and employee benefits expense which decreased by $28,000 and professional fees which decreased by $27,000. These decreases were partially offset by increases in other real estate owned expense of $43,000.

  Income Tax Expense. Income tax expense was $136,000 for the three months ended September 30, 2010 as compared to $90,000 for the three months ended September 30, 2009. Higher levels of pre-tax income resulted in an increase in income tax expense for the three months ended September 30, 2010. The effective tax rate was 38.6% for the three months ended September 30, 2010 and 38.3% for the three months ended September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Financial Highlights. Net income increased $59,000, or 14.8%, to $459,000 for the nine months ended September 30, 2010 compared to $400,000 for the same period in the prior year. The primary reason for the increase in earnings for the nine months ended September 30, 2010 was an increase in the Company’s net interest income and a decrease in non-interest expense, partially offset by a decrease in mortgage banking income as a result of decreased originations of residential mortgage loans sold into the secondary market and an increase in the provision for loan losses.

Net Interest Income.  Net interest income increased by $329,000, or 7.0%, to $5.0 million for the nine months ended September 30, 2010 compared to $4.7 million for the prior year period, primarily as a result of a reduction in interest expense on deposits partially offset by a decrease in interest income on loans and securities.

Interest income on loans decreased $323,000, or 5.2%, to $5.9 million during the nine months ended September 30, 2010 as the average yield on the loan portfolio decreased 30 basis points to 5.65% for the nine months ended September 30, 2010, and the average balance of the loan portfolio decreased $270,000, to $138.3 million. The decrease in the average yield on loans was mostly the result of the decreases in market interest rates over the last year on new originations. The decrease in the average balance of the loan portfolio was due primarily to a decrease in construction mortgages and commercial business loans, offset by an increase in one- to four-family residential real estate loans, land and commercial real estate loans.

Interest income on investment securities decreased $19,000 for the nine months ended September 30, 2010 to $34,000 compared to the prior year period, as the average balance of the securities portfolio decreased during the nine months ended September 30, 2010 to $1.8 million compared to $2.4 million in the prior year period. The average yield on investment securities decreased 48 basis points to 2.48% for the nine months ended September 30, 2010.

Interest expense on deposits decreased from $1.5 million for the nine months ended September 30, 2009, to $874,000 for the nine months ended September 30, 2010, a decrease of $659,000, or 43.0%. The primary reason for the decrease was maturing certificates of deposit repricing to lower interest rates. Decreases in market interest rates since 2007, combined with the shift in the deposit mix, decreased the average cost of deposits to 1.04%, for the nine months ended September 30, 2010, compared to 1.85% for the nine months ended September 30, 2009. The decrease in rates on deposits was partially offset by an increase in the average balance of interest-bearing deposits during the nine months ended September 30, 2010 of $1.4 million, or 1.3% to $112.0 million, compared with $110.6 million in the prior year period. The increase in the average balance of deposits was due primarily to an increase in average balances of savings and interest-bearing demand deposit accounts of $3.3 million, offset by a decrease in the average balances of certificates of deposit of $1.8 million and money market accounts of $123,000.

Index

Interest expense on borrowings decreased to $14,000 for the nine months ended September 30, 2010 compared to $22,000 for the prior year period. The average balance of borrowings during the nine months ended September 30, 2010 decreased by $43,000 to $2.5 million as compared to the prior year period. The average cost of borrowings decreased 42 basis points to 0.76%, for the nine months ended September 30, 2010, compared to 1.18% for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, our net interest margin increased 35 basis points to 4.74% from 4.39% for the prior year period. The interest rate spread increased by 53 basis points to 4.55% for the nine months ended September 30, 2010 from 4.02% for the prior year period.  The increase both in our interest rate spread and in our net interest margin for the first nine months of 2010 was primarily due to low short-term interest rates which resulted in the downward repricing of many of the Company’s interest-bearing liabilities.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$138,311	$5,860	5.65	$138,581	$6,183	5.95%
Investment securities	1,826	34	2.48	2,388	53	2.96
Other interest-earning assets	1,311	21	2.14	1,618	17	1.40
Total interest-earning assets	141,448	5,915	5.58	142,587	6,253	5.85

Non-interest-earning assets	14,239			10,134
Total assets	$155,687			$152,721

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,967	12	0.20	$6,618	11	0.22
Money market accounts	10,850	59	0.73	10,973	81	0.98
Savings accounts	17,402	64	0.49	15,456	68	0.59
Certificates of deposit	75,827	739	1.30	77,583	1,373	2.36
Borrowings	2,452	14	0.76	2,495	22	1.18
Total interest-bearing liabilities	114,498	888	1.03	113,125	1,555	1.83

Non-interest-bearing demand deposits	19,334			18,335
Other non-interest-bearing liabilities	2,203			2,170
Total liabilities	136,035			133,630

Stockholders’ equity	19,652			19,091
Total liabilities and stockholders’ equity	$155,687			$152,721

Net interest income		$5,027			$4,698
Interest rate spread			4.55			4.02
Net interest margin			4.74			4.39
Average interest-earning assets to average interest-bearing liabilities	123.54%			126.04%

Provision for Loan Losses.  The provision for loan losses for the nine months ended September 30, 2010 was $548,000, an increase of $119,000 as compared to the provision for loan losses for the prior year period. The allowance for loan losses totaled $2.1 million at September 30, 2010, or 1.50% of total loans, as compared to $1.9 million, or 1.38% of total loans as of December 31, 2009.  The increase in the provision for loan losses during the nine months ended September 30, 2010 was the result of a charge-off of a commercial business loan and management’s consideration for continued economic weakness during 2010 necessitating a higher level of allowance. There were net charge-offs of approximately $350,000 during the first nine months of 2010 compared to net charge-offs of $82,000 during the prior year period.

Index

Non-Interest Income.  Non-interest income was $1.3 million for the nine months ended September 30, 2010 compared to $1.7 million for the nine months ended September 30, 2009. The primary reason for the decrease in non-interest income for the nine months ended September 30, 2010, was mortgage banking income, net, which decreased by $239,000. This was a result of decreased volume of loans sold and unfunded loans committed to be sold during the first half of 2010. Banking fees and service charges decreased by $54,000 as a result of customer preference for service charge free accounts and the competitive banking environment for core deposits. Other non-interest income decreased by $43,000, primarily due to a loss of rental income of $29,000 compared to the nine months ended September 30, 2009, and a loss in an investment in a title company of $6,000 in the first nine months of 2010 compared to a gain of $8,000 in the prior year period.

Non-Interest Expenses.  Non-interest expenses decreased by $209,000 and were $5.1 million for the nine months ended September 30, 2010, compared to $5.3 million for the nine months ended September 30, 2009. Non-interest expenses decreased primarily due to decreases in FDIC deposit insurance premiums of $114,000, as a result of the special FDIC assessment paid in 2009. Decreases in most other major expense categories were achieved as part of the company’s cost containment actions, such as salaries and employee benefits expense which decreased by $94,000 and professional fees and other non-interest expense which decreased $58,000 and $51,000 respectively in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. These decreases were partially offset by increases in other real estate owned expense of $142,000, and data processing expense of $18,000.

  Income Tax Expense. Income tax expense was $290,000 for the nine months ended September 30, 2010 as compared to $252,000 for the nine months ended September 30, 2009. Higher levels of pre-tax income resulted in an increase in income tax expense. The effective tax rate was 38.7% for the nine months ended September 30, 2010 and September 30, 2009.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $3.0 million.  In addition, at September 30, 2010, we had arrangements to borrow up to $25.2 million from the Federal Home Loan Bank of New York.  On September 30, 2010, we had short-term advances outstanding of $4.0 million with the Federal Home Loan Bank. As of September 30, 2010, we have an unused $2.0 million federal funds line from Atlantic Central Bankers Bank.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2010, we had $14.8 million in loan commitments outstanding, which primarily consisted of $1.9 million in unadvanced portions of construction loans, $3.6 million in commitments to fund one- to four-family residential real estate loans, $941,000 in commercial real estate loans, $1.9 million in unused home equity lines of credit and $5.7 million in unused commercial lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2010 totaled $64.9 million, or 90.6% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher than market rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Index

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

HOMETOWN BANCORP, INC.

Dated: November 15, 2010	By: /s/ Thomas F. Gibney
Thomas F. Gibney
President and Chief Executive Officer
(principal executive officer)

Dated: November 15, 2010	By: /s/ Stephen W. Dederick
Stephen W. Dederick
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)